Form 10-Q
period 2007-03-14
Gold Rock Resources Inc.
filed 2007-03-14
CIK 1369140

Form 10QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarter ended January 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from
Gold Rock Resources Inc.
(Name of small business issuer in its charter)

Commission File Number 333-135891

Nevada	N/A
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)
631 Thompson Ave.
Coquitlam, BC
Canada, V3J 3Z9
(Address of principal executive offices, including zip code)

(778) 863-0080
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The Registrant is a Shell company. [   ]

As of March 1, 2007, the Company has 1,000,000 shares of common stock outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.
Gold Rock Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	January 31,	April 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$12,611	$16,781
Total Current Assets	12,611	16,781

Mineral claim acquisition costs, less reserve for impairment of
$3,062 and $3,062, respectively	-	-
Total Assets	$12,611	$16,781

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$4,000	$4,800
Due to related party	30,021	30,021
Total current liabilities	34,021	34,821
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 1,000,000 and 1,000,000 shares, respectively	10	10
Donated capital	7,875	1,125
Deficit accumulated during
the exploration stage	(29,295)	(19,175)
Total stockholders' equity (deficiency)	(21,410)	(18,040)
Total Liabilities and Stockholders' Equity (Deficiency)	$12,611	$16,781

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

	Three months ended January 31, 2007	Nine months ended January 31, 2007	Cumulative during the exploration stage(March 14, 2006 to January 31, 2007)

	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Expenses
Donated rent	750	2,250	2,625
Donated services	1,500	4,500	5,250
General and administrative	33	649	837
Mineral property impairment	-	-	3,062
Professional fees	1,500	2,721	17,521
Total Costs and Expenses	3,783	10,120	29,295
Net Loss	$(3,783)	$(10,120)	$(29,295)

Net Loss per share
Basic and diluted	$(0.00)	$(0.01)

Number of common shares used to compute loss per share
Basic and Diluted	1,000,000	1,000,000

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equit (Deficiency)
For the period March 14, 2006 (Inception) to January 31, 2007
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Donated Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Common stock issued for cash
at a price of $0.00001 per share	1,000,000	$10	$-	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	-19,175	-19,175

Balance, April 30, 2006	1,000,000	10	1,125	-19,175	-18,040
Unaudited:
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	-3,743	-3,743

Balance, July 31, 2006	1,000,000	10	3,375	-22,918	-19,533
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	-2,594	-2,594

Balance, October 31, 2006	1,000,000	10	5,625	-25,512	-19,877
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	-3,783	-3,783

Balance, January 31, 2007	1,000,000	$10	$7,875	$-29,295	$-21,410

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	Nine months ended January 31, 2007	Cumulative during the exploration stage(March 14, 2006 to January 31, 2007)

	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(10,120)	$(29,295)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs	-	3,062
Donated services	4,500	5,250
Donated rent	2,250	2,625
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(800)	4,000
Net cash provided by (used for) operating activities	(4,170)	(14,358)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	(3,062)
Net cash provided by (used for) investing activities	-	(3,062)
Cash Flows from Financing Activities
Loans from related party	-	30,021
Proceeds from sales of common stock	-	10
Net cash provided by (used for) financing activities	-	30,031

Increase (decrease) in cash	(4,170)	12,611

Cash, beginning of period	16,781	-

Cash, end of period	$12,611	$12,611

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Gold Rock Resources Inc.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2007
(Expressed in U.S. Dollars)

Note 1 Interim Financial Statements

The unaudited financial statements as of January 31, 2007 and for the three and nine months then ended, and for the period March 14, 2006 (inception) to January 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2007 and the results of operations and cash flows for the periods ended January 31, 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month period ended January 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2007. The balance sheet at April 30, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period ended April 30, 2006 as included in our report on Form SB-2/A filed January 19, 2007.

Note 2.  Organization and Business Operations

Gold Rock Resources Inc. (the “Company”) was incorporated in the State of Nevada on March 14, 2006, and that is the inception date. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (SFAS) No. 7 "Accounting and Reporting for Development Stage Enterprises". The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of the amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to explore and develop the property, and upon future profitable production or proceeds from the sale thereof.

Note 3.       Related Party Balances/Transactions

a) During the nine months ended January 31, 2007, the Company recognized a total of $4,500 for donated services at $500 per month and $2,250 for donated rent at $250 per month provided by the President of the Company.

b) At January 31, 2007, the Company is indebted to a director of the company for $30,021, which is non-interest bearing, unsecured and due on demand.

Note 4.       Mineral Properties

In April 2006, the Company, through its President and director, acquired 100% of the rights, title and interest in a mining claim representing 14 contiguous cells and covering an area of 725 acres. The property is situated on the eastern-flank of the Summers Creek Valley. It lies about the Rampart Lake road approximately 11 miles due north of the Town of Princeton (formerly known as Vermillion Forks), British Columbia, Canada. Payment of $3,062 was required to record this mining claim and was paid on April 7, 2006, and the claim is in good standing to April 18, 2007. The claim is registered in the name of the President of the Company, who has agreed to hold the claim in trust on behalf of the Company. The claim has no present tangible value and a provision for impairment of $3,062 was charged to income at April 30, 2006.

Note 5.       Preferred Stock - Terms and Conditions

The preferred stock may be divided into, and issued, in series. The Board of Directors of the Company is authorized to divide the authorized shares of preferred stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Company is authorized, within any limitations prescribed by law and this Article, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including but not limited to the following:

a) The rate of dividend, the time of payment of dividends, whether dividends are cumulative, and the date from which any dividends shall accrue;

b) Whether shares may be redeemed, and, if so, the redemption price and the terms and conditions of redemption;

c) The amount payable upon shares in the event of voluntary or involuntary liquidation;

d) Sinking fund or other provisions, if any, for the redemption or purchase of shares;

e) The terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion;

f) Voting powers, if any, provided that if any of the preferred stock or series thereof shall have voting rights, such preferred stock or series shall vote only on a share for share basis with the common stock on any matter, including but not limited to the election of directors, for which such preferred stock or series has such rights; and,

g) Subject to the foregoing, such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares or such series as the Board of Directors of the Company may, at the time so acting, lawfully fix and determine under the laws of the State of Nevada.

The Company shall not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of common stock or other class of stock junior to the preferred stock as to dividends or upon liquidation) in respect of common stock, or other class of stock junior the preferred stock, nor shall it redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holder of preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payments. In the event of the liquidation of the Company, holders of preferred stock shall be entitled to receive, before any payment or distribution on the common stock or any other class of stock junior to the preferred stock upon liquidation, a distribution per share in the amount of the liquidation preference, if any, fixed or determined in accordance with the terms of such preferred stock plus, if so provided in such terms, and amount per share equal to accumulated and unpaid dividends in respect of such preferred stock (whether or not earned or declared) to the date of such distribution.

Neither the sale, lease or exchange of all or substantially all of the property and assets of the Company, nor any consolidation or merger of the Company, shall be deemed to be a liquidation for the purposes of these terms and conditions.

Note 6. Public Offering

On February 1, 2007, the Securities and Exchange Commission declared effective the Company’s Form SB-2 Registration Statement relating to a public offering of up to 2,000,000 shares of common stock at $0.10 per share, or $200,000 total. The shares are being sold for a period of up to 270 days on a “best efforts, all or none basis” as to the first 1,000,000 shares and on a “best efforts basis” as to the remaining 1,000,000 shares. In the event that 1,000,000 shares are not sold within the 270 days, all money received is to be promptly returned to the subscribers.

Note 7.       Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At January 31, 2007, the Company had a net operating loss carry forward of $18,358, which expires $14,988 in 2026 and $3,370 in 2027. Pursuant to SFAS No.109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss has not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carry forward in future years. At January 31, 2007, the valuation allowance established against the deferred tax asset is $6,242.

The components of the net deferred tax asset at January 31, 2007 and the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are scheduled below:

January 31,
2007

Net Losses From Inception	$29,295
Less donated rent and services	-7,875
Less impairment of mineral property	-3,062

Net operating loss carry forward for tax purposes	$18,358

Statutory Tax Rate	34%

Effective Tax Rate	0%

Deferred Tax Asset	$6,242

Valuation Allowance	-6,242

Net Deferred Tax Asset	$-

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of the prospectus includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a start-up, exploration stage Corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in the public offering, we believe it will last twelve months.

We will be conducting research in the form of exploration of the property. We are not going to buy or sell any plant or significant equipment during the next twelve months.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease activities until we raise more money. If we can't or don't raise more money, we will cease activities. If we cease activities, we don't know what we will do and we don't currently have any plans for such eventuality.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct the research and exploration of our property before we start production of any minerals we may find.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

For the Three Months ended January 31, 2007

We have the right to explore one property. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. To date, we have expended funds to stake the property.

Since inception, we have issued 1,000,000 shares of our common stock and received $10.00.

In April 2006, we issued 1,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $10.00. This was accounted for as an acquisition of shares. Ms. Jean Jin has financed operations by loans, totaling $30,012 as of January 31, 2007. The amount owed to Ms. Jean Jin is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Jean Jin is oral and there is no written document evidencing the agreement.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

Since inception, we issued 1,000,000 shares of common stock through an exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a sale of shares of common stock.

As of January 31, 2007, our total assets were $12,611 and our total liabilities were $34,021.

ITEM 3. CONTROL PROCEDURE

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any corrective action with regard to deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 1, 2007, the Securities and Exchange Commission declared our amendment to our Form SB-2 Registration Statement effective, permitting us to offer up to a maximum of 2,000,000 shares of common stock at $0.10 per share for a period of 270 days from the effective date. There is no underwriter involved in our public offering. As of the date of this report we have not sold any shares.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2007.

/s/ Shu-Heng Wang	/s/ Jean Jin

Name: Shu-Heng Wang Title: President More Title: Principal Executive Officer	Name: Jean Jin Title: Principal Financial Officer and Principal Accounting Officer More Title: Secretary