Form 10KSB
Gold Rock Resources Inc.
filed 2007-07-26
CIK 1369140

FORM 10-KSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the year ended April 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

GOLD ROCK RESOURCES INC.

(Name of small business issuer in its charter)

Commission File Number 333-135891

Nevada	None
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

73578-1014 Robson Street, Vancouver,
BC, Canada V6E 4L9

(Address of principal executive offices, including zip code)

604-931-2626
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [ ] NO [X]

Check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [ ] NO [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES [X] NO [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 11, 2007: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 11, 2007: 1,000,000.

PART I

 ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on March 14, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 73578-1014 Robson Street, Vancouver, BC, Canada V6E 4L9. This is our mailing address as well. Our telephone number is 604-931-2626. Mr. Wang supplies this office space on a rent-free basis.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change its business activities or to combine with another business, and are not aware of any events or circumstances that might cause its plans to change.

Background

In April 2006, Shu-heng (Sam) Wang, our president and a member of the board of directors acquired one mining claim containing fourteen cells in British Columbia, Canada by arranging the registration of the same through James W. McLeod, a geologist, a non affiliated third party. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid. The online grid is the geographical basis for the cell. Mr. McLeod is a self-employed contract staker, field worker and professional geologist residing in British Columbia.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the British Columbia Mineral Titles Online system. The Mineral Titles Online system is the Internet-based British Columbia system used to register, maintain and manage the claims. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell. Formerly, the claim was established by sticking stakes in the ground to define the area and then recording the staking information. The staking system is now antiquated in British Columbia and has been replaced with the online grid. We paid Mr. McLeod $3,062 to register the claim. No additional payments were made or are due to Mr. McLeod for his services. The claim was recorded in Mr. Wang’s name to avoid incurring additional costs at this time. In April, 2006, Mr. Wang executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Wang transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Wang has not provided us with a signed or executed bill of sale in our favour. Mr. Wang will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

Under British Columbia law title the British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Wang will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Wang transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Wang will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company property, that is the province of British Columbia.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company property is one such acquisition. Accordingly, fee simple title to the Company property resides with the Crown.

The property is comprised of mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The Crown does not have the right to reclaim provided at a minimum fee of CDN$100 is paid timely. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

 The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claim

The following is a list of tenure numbers, claim, date of recording and expiration date of the claims:

Tenure No.	Document Description	Date of Recording	Date of Expiration
532361	GRR	April 18, 2006	April 18, 2008

In order to maintain the claim we must pay a fee of CND$100 per year per claim.

Location and Access

The property is comprised of 14 contiguous cells totalling 725 acres. The mineral claim area may be located on the NTS map sheet, 92H/9W. At the center of the property the latitude is 49o 31' 54" N and the longitude is 120o 26' 26" W. The property is located in the Rampart Lake area and is situated 5.5 miles by good all weather, paved road north of the Town of Princeton, British Columbia and a further 5.5 miles north on a gravel road.

The property is accessible by traveling north of Princeton, British Columbia, along the Osprey Lake, road for 5.5 miles to the Rampart Lake cut-off. The Rampart Lake gravel road to the north is taken for 5.5 miles to the GRR mineral claim.

The property lies within an area that experiences about 15 20" of precipitation annually of which about 25% may occur as a snow equivalent. The summers can experience hot weather while the winters are generally mild and last from December through March.

Much of the Thompson Plateau area hosts patchy conifer cover of western yellow pine or ponderosa pine and Douglas fir mingled with open range and deciduous groves of aspen and cottonwood. The general area supports ranching and an active logging industry. Mining holds an historical and contemporary place in the development and economic well being of the area.

The Town of Princeton, British Columbia which lies 11 miles by road south of the property offers much of the necessary infrastructure required to base and carry-out an exploration program, including accommodations, communications, some equipment and supplies. Princeton, B.C. is highway accessible from Vancouver, B.C. in a few hours, the time it takes to travel the highways for 200 miles. The overnight Greyhound bus service is a popular way to send-in samples and to receive additional equipment and supplies.

The property is located in the southern part of the Thompson Plateau above and north of Princeton, B.C. and the confluence of the Tulameen and Similkameen rivers. The claim area ranges in elevation from 4,000 feet to 4,800 feet mean sea level. The physiographic setting of the property can be described as rounded, some open range, plateau terrain that has been altered both by erosion and glacier movement. Thickness of drift cover in the valleys may vary considerably.

History

There is no record or evidence of previous exploration. Exploration refers to work involved in searching for ore, usually by drilling or driving a drift.

Regional Geology

The property is situated in the wide depression occurring between mountain ranges of south-central British Columbia. The oldest rocks observed in the general area are those of the Triassic age Nicola Group. Triassic refers to rock units of similar age within the range of 213 -248 million year, before the present. They are mainly comprised of volcanic lava. The Nicola Group is a grouping of three belts or rock assemblages. The following outlines these belts because of their importance in hosting mineralization. Mineralization means the presence of economic minerals in a specific area or geological formation.

Central Belt

Considered to be the oldest of the three sub-divisions which in this assemblage it is typified by reddish to green colored volcanic flow of basalt.

Eastern Belt

The Eastern Belt is predominantly purple and grey trachyandesite. Trachyandesite is a type of rock that typically formed through the relatively rapid crystallization of a lava. Andesite was named after the Andes Mountains of South America. Volcanic sandstone and siltstone and sometimes occur.

Western Belt

The Western belt is typified by limestone, sandstone, and siltstone.

The Nicola Group is generally found bounded on the west by younger sedimentary rocks. On the eastside of the Nicola Group the contacting units are later age sedimentary rock indicating later volcanic activities on the east.

The local geology about the mineral claim area may be described as being underlain by the oldest rock units of the area.

Property Geology

The geology of the claim may be described as being underlain by sediments on the west that in many places are coal-bearing and possibly a host for "coal-bed methane gas" while on the east the rock units can not host coal-bed methane gas.

Some or all of these units may be found to host economic mineralization. The property setting offers good underlying possibilities and all overburden areas should be checked when and if a field program is undertaken.

MAP 1

MAP 2

Supplies

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials in the near future. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Description of Property

Other than our interest in the property, we own no plants or other property. With respect to the property, our right to conduct exploration activity is based upon our oral agreement with Mr. Wang, our president, director and shareholder. Under this oral agreement, Mr. Wang has allowed us to conduct exploration activity on the property. Mr. Wang holds the property in trust for us pursuant to a declaration of trust.

Our Proposed Exploration Program

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report . Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not have enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated. We intend to start exploration operations in the near future. To our knowledge, the property has never been mined. The only event that has occurred is the registering the property by James McLeod and a physical examination of the property by Mr. Wang, our president and director. The cost of registering the claim was included in the $3,062 paid to Mr. McLeod. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a sample of earth. Mr. Wang, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Wang will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The cash with the Company are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report.

We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised by the Company. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet.

We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity next quarter, weather permitting.

The breakdowns were made in consultation with Mr. McLeod.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

We do not have any plan to make our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

We anticipate starting exploration activity next quarter, weather permitting.

Competitive Factors

The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our property is registered on British Columbia Mineral Titles Online system. We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals.

This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We can explore for minerals on the property and are in compliance with the Code rules and regulations. The Code rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only cost and effect of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will be $750 if we drill 8 holes and $2,250 if we drill 23 holes. We have not allocated any funds for the reclamation of the property . Mr. Wang has agreed to pay the cost of reclaiming the property should mineralized material not be discovered.

Employees

We intend to use the services of subcontractors for manual labour exploration work on our properties.

Employees and Employment Agreements

At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Wang will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

We are a start-up, exploration Stage Corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

If we raise the minimum amount, we will have enough money to complete our exploration program.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated at this moment. To our knowledge, the property has never been mined. The only event that has occurred is registering the property by James McLeod and a physical examination of the property by Mr. Wang, our president and director. The cost of registering the claim was included in the $3,062 paid to James McLeod. No additional payments were made or are due to Mr. McLeod for his services. The claim was recorded in Mr. Wang's name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation.

In April, 2006, Mr. Wang executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Wang transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Wang has not provided us with a signed or executed bill of sale in our favor. Mr. Wang will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can predict what that will be until we find mineralized material. Mr. Wang does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claim when he transfers them to us. Further, Mr. Wang does not have the right to sell the claim at a profit to us if mineralized material is discovered on the property. Mr. Wang must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract samples of earth. Mr. Wang, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Wang will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The cash with the Comapny are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in British Columbia. We have not selected any of the foregoing as of the date of this report.

We estimate the cost of drilling will be $20.00 per foot drilled. We will drill approximately 2,500 linear feet or 7 holes to depth of 300 feet. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity next quarter, weather permitting.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultants. We have no plans to interest other companies in the property if we find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no other plans to raise additional. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following are our milestones:

1.

retain our consultant to manage the exploration of the property. Cost - $5,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.

Core drilling. Core drilling will cost $20.00 per foot. Core drilling will be subcontracted to non-affiliated third parties. Cost - $55,500 .. Time to conduct the core drilling - 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant.

3.

Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

4.

If we discover significant quantities of mineral, we will have technical and economic feasibility studies to determine if we have reserves. These studies will be performed by third party professors. Cost - $5,000 to $10,000.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that we have enough funds to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

We have limited cash on hand. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We acquired one property which consists of one claim containing 14 cells comprising of a total of 725 acres. The property is registered and we will begin our exploration plan next quarter. As of the date of this report we have yet to being operations and therefore we have yet to generate any revenues.

Since inception, we have issued 1,000,000 shares of our common stock and received $10.00.

As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

In April 2006, we issued 1,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $10.00. This was accounted for as an acquisition of shares. Ms. Jean Jin advanced $45,021 to cover our costs for incorporation, accounting and legal fees and $3,062 for registering the claim all of which was paid directly to Mr. McLeod, our attorney and our accountant. The amount owed to Ms. Jin is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Jin is oral and there is no written document evidencing the agreement.

As of April 30, 2007, our total assets were $16,114 consisting entirely of cash and our total liabilities were $55,644. We need $70,000 to remain operational during the next twelve months and to complete exploration of the property.

RISK FACTORS

An investment in our common stock involves a high degree of risk. The following are among some of the risks.

1. If we do not enough funds, we will have to suspend or cease operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months..

2. Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

Our plan of operation and the funds we have will be used for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

3. Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

 4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on April 14, 2006, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $18,775. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

5. Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

6. Because title to the property is held in the name of one of our officers, if he transfers the property to someone other than us, we will cease operations.

Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the property is recorded in the name of ShuHeng Wang, our president. If he transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law, title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order for us to own record title to the property, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

7. Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a lose of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

8. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations and as a result, there may be delays in generating revenues.

Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property which will delay the generation of possible revenues by us.

9. Because Mr. Wang and Ms. Jin have other outside business activities, they will only be devoting 10% of their time, or four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Mr. Wang and Ms. Jin, our officers and directors, have other outside business activities, they will only be devoting 10% of their time, or four hours per week, to our operations. As a result, our operations may be sporadic and occur at times which are convenient to Mr. Wang and Ms. Jin. As a result, exploration of the property may be periodically interrupted or suspended.

ITEM 2. DESCRIPTION OF PROPERTIES

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

(a) Real Estate: None

(b) Equipment, library, and furniture at April 30, 2007: None.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth fiscal quarter of 2007, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

All of the 1,000,000 shares of common stock outstanding as of April 30, 2007 were owned by our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At April 30 2007, there were two holders of record.

Status of our public offering

On February 1, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-135891, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

As of the date of this report, we have not completed our initial public offering.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a start-up Corporation and have not yet generated or realized any revenues from our business activities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The cash we have now will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thorough our exploration will be conducted. Since we do not know what we will find under the ground, we cannot tell you if we will be successful. We will begin exploration of the property next quarter.

Our officers and directors are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than the cash we have on hand. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this annual report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a reserve and we have determined it is economical to extract the minerals from the land.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease activities until we raise more money. If we can't or don't raise more money, we will cease activities. If we cease activities, we don't know what we will do and we don't have any plans to do anything.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a start up corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

We have approximately $16,114 of cash on our balance sheet as of April 30, 2007.

PART III

ITEM 7.  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gold Rock Resources Inc.

I have audited the accompanying balance sheet of Gold Rock Resources Inc. (the “Company”), an exploration stage company, as of April 30, 2007 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of the Company as of April 30, 2006 were audited by other auditors whose report dated June 12, 2006 included an explanatory paragraph that described the going concern uncertainty discussed in Note 1 to the financial statements.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Rock Resources Inc, an exploration stage company, as of April 30, 2007 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Date: June 29, 2007	By:	/s/ Michael T. Studer
Freeport, New York		Michael T. Studer CPA P.C

Gold Rock Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	April 30,
	2007	2006

ASSETS
Current Assets
Cash	$16,114	$16,781
Total Current Assets	16,114	16,781

Mineral claim acquisition costs, less reserve for impairment of
$3,062 and $3,062, respectively	-	-
Total Assets	$16,114	$16,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$10,623	$4,800
Due to related party	45,021	30,021
Total current liabilities	55,644	34,821
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 1,000,000 and 1,000,000 shares, respectively	10	10
Additional paid-in capital	10,125	1,125
Deficit accumulated during
the exploration stage	(49,665)	(19,175)
Total stockholders' equity	(39,530)	(18,040)
Total Liabilities and Stockholders' Equity	$16,114	$16,781

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

	Year ended April 30, 2007	Period March 14, 2006 (inception) to April 30, 2006	Cumulative during the exploration stage(March 14, 2006 to April 30, 2007)

Revenues	$-	$-	$-

Expenses
Donated rent	3,000	375	3,375
Donated services	6,000	750	6,750
General and administrative	814	188	1,002
Mineral property impairment	-	3,062	3,062
Professional fees	20,676	14,800	35,476
Total Costs and Expenses	30,490	19,175	49,665
Net Loss	$(30,490)	$(19,175)	$(49,665)

Net Loss per share
Basic and diluted	$(0.03)	$(0.02)

Number of common shares used to compute loss per share
Basic and Diluted	1,000,000	1,000,000

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period March 14, 2006 (Inception) to April 30, 2007
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Common stock issued for cash
at a price of $0.00001 per share	$1,000,000	$10	$-	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	(19,175)	(19,175)

Balance, April 30, 2006	1,000,000	10	1,125	(19,175)	(18,040)
Unaudited:
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(30,490)	(30,490)

Balance, April 30, 2007	$1,000,000	$10	$10,125	$(49,665)	$(39,530)

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	Year ended April 30, 2007	Period March 14, 2006 (inception) to April 30, 2006	Cumulative during the exploration stage(March 14, 2006 to April 30, 2007)

Cash Flows from Operating Activities
Net loss	$(30,490)	$(19,175)	$(49,665)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs	-	3,062	3,062
Donated services	6,000	750	6,750
Donated rent	3,000	375	3,375
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	5,823	4,800	10,623
Net cash provided by (used for) operating activities	(15,667)	(10,188)	(25,855)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	(3,062)	(3,062)
Net cash provided by (used for) investing activities	-	(3,062)	(3,062)
Cash Flows from Financing Activities
Loans from related party	15,000	30,021	45,021
Proceeds from sales of common stock	-	10	10
Net cash provided by (used for) financing activities	15,000	30,031	45,031

Increase (decrease) in cash	(667)	16,781	16,114

Cash, beginning of period	16,781	-	-

Cash, end of period	$16,114	$16,781	$16,114

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

Note 1.  Organization and Business Operations

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2007, the Company has accumulated losses of $49,665 since inception and a working capital deficiency of $39,530. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the year ended April 30, 2007 and for the period March 14, 2006 (inception) to April 30, 2006, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

f)	Mineral Property Costs

The Company has been in the exploration stage since its formation on March 14, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition costs are capitalized and reviewed periodically for impairment. Exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

g)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities and due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Note 3. Related Party Balances/Transactions

a) During the year ended April 30, 2007, the Company recognized a total of $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by the President of the Company.

b) At April 30, 2007, the Company is indebted to a director of the company for $45,021, which is non-interest bearing, unsecured and due on demand.

Note 4. Mineral Properties

In April 2006, the Company, through its President and director, acquired 100% of the rights, title and interest in a mining claim representing 14 contiguous cells and covering an area of 725 acres. The property is situated on the eastern-flank of the Summers Creek Valley. It lies about the Rampart Lake road approximately 11 miles due north of the Town of Princeton (formerly known as Vermillion Forks), British Columbia, Canada. Payment of $3,062 was required to record this mining claim and was paid on April 7, 2006, and the claim is in good standing to April 18, 2008. The claim is registered in the name of the President of the Company, who has agreed to hold the claim in trust on behalf of the Company. The claim has no present tangible value and a provision for impairment of $3,062 was charged to operations at April 30, 2006.

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

Neither the sale, lease nor exchange of all or substantially all of the property and assets of the Company, nor any consolidation or merger of the Company, shall be deemed to be a liquidation for the purposes of these terms and conditions.

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

Note 7. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At April 30, 2007, the Company had a net operating loss carryforward of $39,540, which expires $18,050 in 2026 and $21,490 in 2027. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At April 30, 2007, the valuation allowance established against the deferred tax asset is $13,444.

The components of the net deferred tax asset at April 30, 2007 and the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are scheduled below:

April 30, 2007
Net Losses From Inception	$49,665

Less donated rent and services	(10,125)

Net operating loss carryforward for tax purposes	$39,540

Statutory Tax Rate	34%

Effective Tax Rate	0%

Deferred Tax Asset at 34%	$13,444

Valuation Allowanc	(13,444)

Net Deferred Tax Asset	$-

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 21, 2006, we engaged Michael T. Studer, C.P.A., P.C., an independent registered firm of Certified Public Accountants, as our principal independent accountant with the approval of our company's board of directors. Accordingly, we dismissed Moen and Company ("Moen"), Chartered Accountants as our independent registered public accounting firm. Moen advised us they ceased doing business.

The reports of Moen on the consolidated financial statements of the Company as of and for the years ended April 30, 2006 for the period from the date of inception on March 14, 2006, to April 30, 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended April 30, 2006 through the date of dismiss, there were no disagreements with Moen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moen, would have caused Moen to make reference to the subject matter of the disagreement in its reports on the Company's consolidated financial statements for such periods.

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

ITEM 8B.  OTHER INFORMATION.

None

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors and Significant Employees
Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.
The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Shu-heng Wang	49	president, principal executive officer, and director
613 Thompson Avenue.
Coquitlam, British Columbia
Canada V3J 3Z9

Jean Jin	48	secretary, treasurer, principal financial officer, principal
1170 Howse Place		accounting officer, and director
Coquitlam, British Columbia
Canada V3K 5V7

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Shu-heng Wang has been our president, principal executive officer and director since March 14, 2006. Since September, 1996, Mr. Wang has been the director of research and development of Elemental Research Inc. located in North Vancouver, British Columbia, Canada. Elemental Research is engaged in the business of developming technique for the quantitative determination of trace elements in very small mineral samples using Laser Ablation Microprobe ICP-MS for the industrial of diamond exploration . Mr. Wang supervises the research and development department. Mr. Wang received a Doctor of Philosophy degree in solid state physics from Simon Fraser University (1991).

Jean Jin has been our secretary, treasurer, principal financial officer, principal accounting officer and director since March 14, 2006. Since August 2003, Ms. Jin has been the manager of international student enrollment at Simon Fraser University located in British Columbia, Canada. She is responsible for providing student services, admission evaluation, scholarship, retention, and support services. Since August 2003, Ms. Jin has been a director of King Road International Trade and Consulting located in Coquitlam, British Columbia, Canada. King Road International Trade and Consulting is engaged in the business of International Trade and Consulting. From March 2003 to August 2003, Ms. Jin worked as a program supervisor at Burnaby Skills Center of the Open Learning Agency in Burnaby, British Columbia, Canada. She was responsible for managing the delivery of the Open Learning Agency Training For Jobs Programs and the British Columbia Works Program. From May 2001 to March 2003, Ms. Jin worked as a Program Supervisor at Information Technology Programs of the Open Learning Agency, Burnaby, British Columbia, Canada. Her duties included managing the International Trade Program delivery at various Skills Centers in British Columbia.

Conflicts of Interest
We believe that Mr. Wang and Ms. Jin will not be subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.
In the event both Mr. Wang and Ms. Jin resign as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on March 14, 2006 through April 30, 2007, for each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Shu-heng Wang	2007	0	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0	0

Jean Jin	2007	0	0	0	0	0	0	0	0
Secretary	2006	0	0	0	0	0	0	0	0

We have not paid any salaries in 2006 and 2007, and we do not anticipate paying any salaries at any time in 2007. We will not begin paying salaries until we have adequate funds to do so.

DIRECTOR COMPENSATION

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Shu-heng Wang	2007	0	0	0	0	0	0

Jean Jin	2007	0	0	0	0	0	0

Our directors do not receive any compensation for serving as members of the board of directors.
As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.
Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

No Independent Audit Committee

We do not have a separately-designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

No Audit Committee Financial Expert

None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our Code of Ethics is filed as an exhibit to the this Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this report, the total number of shares of common stock beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address Beneficial Ownership [1]	Percentage of Ownership

Shu-heng Wang 631 Thompson Ave. Coquitlam, BC Canada V3J 3Z9	50.00%

Jean Jin 1170 Howse Place Coquitlam, BC Canada V3K 5V7	50.00%

All Officers and Directors as a Group (2 persons)	100.00%

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In April 2006, we issued a total of 500,000 shares of restricted common stock to Shu-heng Wang, our president and a member of the board of directors. This was accounted for as an acquisition of shares of common stock in the amount of $5.00. We also issued a total of 500,000 shares of restricted common stock to Jean Jin, our secretary and a member of the board of directors. This was accounted for as an acquisition of shares of common stock in the amount of $5.00.

Mr. Wang also caused the property, comprised of one, to be registered at a cost of $3,062. The claim was registered by James McLeod for the $3,062. The terms of the transaction with Mr. McLeod were at arm length and Mr. McLeod was not an affiliate. Mr. Wang will transfer the claim to us if mineralized material is found on the claim. Mr. Wang will not receive anything of value for the transfer and we will not pay any consideration of any kind for the transfer of the claim.

Mr. Wang allows us to use approximately 320 square feet at his home on a rent free basis. The estimated fair value of $250.00 per month is charged.

Mr. Wang and Ms. Jin are our only promoters. They have not received or will they receive anything of value from us, directly or indirectly in their capacities as promoters.

As at April 30, 2007, Ms. Jin advanced $45,021 to cover our initial expenses.

PART IV

ITEM 13.  EXHIBITS.

The following exhibits are hereby incorporated by reference:

Exhibit No.	Document Description
3.1	Articles of Incorporation filed as Exhibit 3.1 to a registration statement on Form SB-2 filed with Commission on July 20, 2006
3.2	Bylaws filed as Exhibit 3.2 to a registration statement on Form SB-2 filed with Commission on July 20, 2006
4.1	Specimen Stock Certificate filed as Exhibit 3.2 to a registration statement on Form SB-2 filed with Commission on July 20, 2006
10.1	Trust Agreement between the Company and Mr. Shu Heng Wang on Form SB-2 filed with Commission on July 20, 2006

The following documents are filed herewith:

Exhibit No.	Document Description
14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

1)   Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$5,000	Michael T. Studer CPA P.C.
2006	$0	Moen and Company LLP

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$0
2006	0

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$0
2006	$0

(4)   All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$0
2006	$0

(5)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of July, 2007.

GOLD ROCK RESOURCES INC.
(the “Registrant”)

BY:	/s/ SHU-HENG WANG
Shu Heng WangPresident, Principal Executive Officer, and a member of the Board of Directors

BY:	/s/ JEAN JIN
Jean Jin, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors