Form 10QSB
period 2007-09-04
Gold Rock Resources Inc.
filed 2007-09-13
CIK 1369140

Form 10QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarter ended July 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

Gold Rock Resources Inc.

(Name of small business issuer in its charter)

Commission File Number 000-52758

Nevada	N/A
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

631 Thompson Ave.
Coquitlam, BC
Canada, V3J 3Z9

(Address of principal executive offices, including zip code)

(778) 863-0080

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The Registrant is a Shell company. [ X ]

As of  September 1, 2007, the Company has 1,000,000 shares of common stock outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	July 31,	April 30,
	2007	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$15,758	$16,114
Total Current Assets	15,758	16,114

Mineral claim acquisition costs, less reserve for impairment of
$3,062 and $3,062, respectively	-	-
Total Assets	15,758	$16,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	10,623	$10,623
Due to related party	45,021	45,021
Total current liabilities	55,644	55,644
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 1,000,000 and 1,000,000 shares, respectively	10	10
Additional paid-in capital	12,375	10,125
Deficit accumulated during
the exploration stage	(52,271)	(49,665)
Total stockholders' equity	(39,886)	(39,530)
Total Liabilities and Stockholders' Equity	15,758	$16,114

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended July 31, 2007	Three months ended July 31, 2006	Cumulative during the exploration stage (March 14, 2006 to July 31, 2007)

Revenues	$-	$-	$-

Expenses
Donated rent	750	750	4,125
Donated services	1,500	1,500	8,250
General and administrative	356	272	1,358
Mineral property impairment	-	-	3,062
Professional fees	-	1,221	35,476
Total Costs and Expenses	2,606	3,743	52,271
Net Loss	$(2,606)	$(3,743)	$(52,271)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	1,000,000	1,000,000

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period March 14, 2006 (Inception) to July 31, 2007
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity(Deficiency)
Common stock issued for cash
at a price of $0.00001 per share	1,000,000	$10	$-	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	(19,175)	(19,175)

Balance, April 30, 2006	1,000,000	10	1,125	(19,175)	(18,040)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(30,490)	(30,490)

Balance, April 30, 2007	1,000,000	$10	$10,125	$(49,665)	$(39,530)
Unaudited:
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	(2,606)	(2,606)

Balance, July 31, 2007	1,000,000	$10	$12,375	$(52,271)	$(39,886)

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Three months ended July 31, 2007	Three months ended July 31, 2006	Cumulative during the exploration stage (March 14, 2006 to July 31, 2007)
Cash Flows from Operating Activities
Net loss	$(2,606)	$(3,743)	$(52,271)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	1,500	1,500	8,250
Donated rent	750	750	4,125
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	-	(2,300)	10,623
Net cash provided by (used for) operating activities	(356)	(3,793)	(26,211)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities	-	-	(3,062)
Cash Flows from Financing Activities
Loans from related party	-	-	45,021
Proceeds from sales of common stock	-	-	10
Net cash provided by (used for) financing activities	-	-	45,031

Increase (decrease) in cash	(356)	(3,793)	15,758

Cash, beginning of period	16,114	16,781	-

Cash, end of period	$15,758	$12,988	$15,758

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

GOLD ROCK RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2007
(Unaudited)

Note 1            Interim Financial Statements

The unaudited financial statements as of July 31, 2007 and for the three months then ended, and for the period March 14, 2006 (inception) to July 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2007 and the results of operations and cash flows for the periods ended July 31, 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended July 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2008. The balance sheet at April 30, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended April 30, 2007 as included in our report on Form 10-KSB filed July 26, 2007.

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

Note 3.        Related Party Balances/Transactions

a) During the three months ended July 31, 2007, the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President of the Company.

b) At July 31, 2007, the Company is indebted to a director of the company for $45,021, which is non-interest bearing, unsecured and due on demand.

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

Note 7.       Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At July 31, 2007, the Company had a net operating loss carry forward of $36,834, which expires $14,988 in 2026, $21,490 in 2027, and $356 in 2028. Pursuant to SFAS No.109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carry forward in future years. At July 31, 2007, the valuation allowance established against the deferred tax asset is $12,524.         .

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

Results of Activities

For the Three Months ended July 31, 2007

We have the right to explore one property. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property.  To date, we have expended funds to stake the property.

Since inception, we have issued 1,000,000 shares of our common stock and received $10.00. As of the date of this report, we have not generated any revenues.

In April 2006, we issued 1,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $10.00. This was accounted for as an acquisition of shares.  Ms. Jean Jin has financed operations by loans, totaling $45,012 as of July 31, 2007. The amount owed to Ms. Jean Jin is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Jean Jin is oral and there is no written document evidencing the agreement.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

Since inception, we issued 1,000,000 shares of common stock through an exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a sale of shares of common stock.

As of July 31, 2007, our total assets were $15,758 and our total liabilities were $55,644
.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of September, 2007.

Gold Rock Resources Inc.
(the "Registrant")

BY:	/s/Shu-Heng Wang
Shu-Heng Wang, President, Principal Executive Officer

BY:	/s/ Jean Jin
Jean Jin, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer