Form 10QSB
period 2008-03-05
Gold Rock Resources Inc.
filed 2008-03-06
CIK 1369140

Form 10QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarter ended January 31, 2008
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

As of March 1, 2008, the Company has 2,000,000 shares of common stock outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	January 31,	April 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$105,980	$16,114
Total Current Assets	105,980	16,114

Mineral claim acquisition costs, less reserve for impairment of
$3,062 and $3,062, respectively	-	-
Total Assets	$105,980	$16,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,359	$10,623
Due to related party	45,021	45,021
Total current liabilities	50,380	55,644
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 2,000,000 and 1,000,000 shares, respectively	20	10
Additional paid-in capital	116,865	10,125
Deficit accumulated during
the exploration stage	-	(49,665)
Total stockholders' equity	116,885	(39,530)
Total Liabilities and Stockholders' Equity	$167,265	$16,114

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended January 31, 2008	Three months ended January 31, 2007	Nine months ended January 31, 2008	Nine months ended January 31, 2007	Cumulative during the exploration stage(March 14, 2006 to January 31, 2008

Revenues	$-	$-	$-	$-	$-

Expenses
Donated rent	750	750	2,250	2,250	5,625
Donated services	1,500	1,500	4,500	4,500	11,250
General and administrative	721	33	1,866	649	2,868
Mineral property impairment	-	-	-	-	3,062
Professional fees	1,500	1,500	3,004	2,721	38,480
Total Costs and Expenses	4,471	3,783	11,620	10,120	61,285
Net Loss	$(4,471)	$(3,783)	$(11,620)	$(10,120)	$(61,285)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Number of common shares used to compute loss per share
Basic and diluted	2,000,000	1,000,000	1,352,518	1,000,000

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period March 14, 2006 (Inception) to January 31, 2008
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Common stock issued for cash
at a price of $0.00001 per share	1,000,000	$10	$-	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	(19,175)	(19,175)

Balance, April 30, 2006	1,000,000	10	1,125	(19,175)	(18,040)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(30,490)	(30,490)

Balance, April 30, 2007	1,000,000	10	10,125	(49,665)	(39,530)
Unaudited:
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	(2,606)	(2,606)

Balance, July 31, 2007	1,000,000	10	12,375	(52,271)	(39,886)
Sale of shares in public
offering at $0.10 per share	1,000,000	10	99,990		100,000
Donated services and rent	-	-	2,250	-	2,250
Net loss	-		-	(4,543)	(4,543)

Balance, October 31, 2007	2,000,000	20	114,615	(56,814)	57,821
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	(4,471)	(4,471)

Balance, January 31, 2008	2,000,000	$20	$116,865	$(61,285)	$55,600

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	Nine months ended January 31, 2008	Nine months ended January 31, 2007	Cumulative during the exploration stage (March 14, 2006 to January 31, 2008)

Cash Flows from Operating Activities
Net loss	$(11,620)	$(10,120)	$(61,285)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	4,500	2,250	11,250
Donated rent	2,250	4,500	5,625
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(5,264)	(800)	5,359
Net cash provided by (used for) operating activities	(10,134)	(4,170)	(35,989)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities	-	-	(3,062)
Cash Flows from Financing Activities
Loans from related party	-	-	45,021
Proceeds from sales of common stock	100,000	-	100,010
Net cash provided by (used for) financing activities	100,000	-	145,031

Increase (decrease) in cash	89,866	(4,170)	105,980

Cash, beginning of period	16,114	16,781	-

Cash, end of period	$105,980	$12,611	$105,980

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

GOLD ROCK RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
October 31, 2007 (Unaudited)

Note 1.  Interim Financial Statements

The unaudited financial statements as of January 31, 2008 and for the three and nine months then ended, and for the period March 14, 2006 (inception) to January 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2008 and the results of operations and cash flows for the periods ended January 31, 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine month period ended January 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2008. The balance sheet at April 30, 2007 has been derived from the audited financial statements at that date.

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

Note 3. Related Party Balances/Transactions

a) For the nine months ended January 31, 2008, the Company recognized a total of $4,500 for donated services at $500 per month and $2,250 for donated rent at $250 per month provided by the President of the Company.

b) At January 31, 2008, the Company is indebted to a director of the company for $45,021, which is non-interest bearing, unsecured and due on demand.

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

Note 6. Public Offering

On February 1, 2007, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s Form SB-2 Registration Statement relating to a public offering of up to 2,000,000 shares of common stock at $0.10 per share, or $200,000 total.  On October 26, 2007, the Company completed its public offering. A total of 1,000,000 shares of common stock were sold, resulting in gross proceeds to the Company of $100,000.

Note 7. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At January 31, 2008, the Company had a net operating loss carry forward of $41,348, which expires $14,988 in 2026, $21,490 in 2027, and $4,870 in 2028. Pursuant to SFAS No.109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carry forward in future years. At January 31, 2008, the valuation allowance established against the deferred tax asset is $14,058.

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

Results of Activities

For the Three Months ended January 31, 2008

We have the right to explore one property. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property.  To date, we have expended funds to stake the property.

Since inception, we have issued 2,000,000 shares of our common stock and received $100,010.00. As of the date of this report, we have not generated any revenues.

In April 2006, we issued 1,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $10.00. This was accounted for as an acquisition of shares.  Ms. Jean Jin has financed operations by loans, totaling $45,021 as of January 31, 2008. The amount owed to Ms. Jean Jin is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Jean Jin is oral and there is no written document evidencing the agreement.

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

In April 2006, we issued 1,000,000 shares of common stock through an exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a sale of shares of common stock. On October 26, 2007, we completed a public offering according to our Form SB-2 Registration Statement. A total of 1,000,000 shares of common stock were sold, resulting in gross proceeds to the Company of $100,000.

As of January 31, 2008, our total assets were $105,980 and our total liabilities were $50,380.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of March, 2008.

Gold Rock Resources Inc.
(the "Registrant")

BY:	/s/ Shu-Heng Wang
Shu-Heng Wang, President, Principal Executive Officer

BY:	/s/ Jean Jin
Jean Jin, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer