Form 10-K
period 2008-04-30
Gold Rock Resources Inc.
filed 2008-07-28
CIK 1369140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED APRIL 30, 2008

Commission file number 000-52758

GOLD ROCK RESOURCES INC.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

73578-1014 Robson Street
Vancouver, British Columbia
Canada V6E 4L9

 (Address of principal executive offices, including zip code.)

(604) 632-9638

(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [    ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes [    ] No [ X ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer[ ]Accelerated filer[ ]
Non-accelerated filer[ ]Smaller Reporting Company[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ x ] No [    ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 15, 2008 US$0.10.

1.

2.

PART I.

ITEM  1.    BUSINESS.

We were incorporated in the State of Nevada on March 14, 2006.  We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage.  We intend to conduct exploration activities on one property.  We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 73578-1014 Robson Street, Vancouver, British Columbia, Canada V6E 4L9. This is our mailing address as well. Our telephone number is (604) 632-9638.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change its business activities or to combine with another business, and is not aware of any events or circumstances that might cause its plans to change.

Background

In April 2006, Shu-heng Wang, our president and a member of the board of directors acquired one mining claim containing fourteen cells in British Columbia, Canada by arranging the registration of the same through James W. McLeod, a geologist, a non affiliated third party.  A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals.  A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid.  The online grid is the geographical basis for the cell.  Mr. McLeod is a self-employed contract staker, field worker and professional geologist residing in British Columbia.

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

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the British Columbia Mineral Titles Online system.  The Mineral Titles Online system is the Internet-based British Columbia system used to register, maintain and manage the claims.  A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim.  A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals.  The online grid is the geographical basis for the cell.   Formerly, the claim was established by sticking stakes in the ground to define the area and then recording the staking information.  The staking system is now antiquated in British Columbia and has been replaced with the online grid.   We paid Mr. McLeod $3,062 to register the claim.  No additional payments were made or are due Mr. McLeod for his services.   The claim was recorded in Mr. Wang name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation.  In April, 2006, Mr. Wang executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us.  In the event that Mr. Wang transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us.  Mr. Wang has not provided us with a signed or executed bill of sale in our favor.  Mr. Wang will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

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

3.

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

Claim

The following is a list of tenure numbers, claim, date of recording and expiration date of the claims:

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration

532361	GRR	April 18, 2006	April 18, 2009

In order to maintain the claim we must pay a fee of CND$100 per year per claim.

Location and Access

The property is comprised of 14 contiguous cells totaling 725 acres. The mineral claim area may be located on the NTS map sheet, 92H/9W. At the center of the property the latitude is 49o 31’ 54" N and the longitude is 120o 26’ 26" W. The property is located in the Rampart Lake area and is situated 5.5  miles by good all weather, paved road north of the Town of Princeton, British Columbia and a further 5.5 miles north on a gravel road.

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

4.

MAP 1

MAP 2

104N
94M
94N
94P
104K
104J
94K
94I
104G
104H
94F
94H
104A
94C
94A
Dawson Creek
93M
103K
103J
Prince Rupert
93J
93G
93H
83E
103C
103B
93C
83C
Williams Lake
82N
82M
92M
102I
92J
92H
Greenwood

5.

Supplies

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

In addition, we may not have enough money to complete our exploration of the property.  If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land.  Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the registering the property by James McLeod and a physical examination of the property by Mr. Wang, our president and director. The cost of registering the claim was included in the $3,062 paid to Mr. McLeod.  Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can  predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities.  The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a sample of earth.  Mr. Wang, after confirming with our consultant, will determine where drilling will occur on the property.  Mr. Wang will not receive fees for his services.  The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report.

We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. We intend to drill 2,400 linear feet or 8 holes to depth of 300 feet.  We estimate that it will take up to three months to drill 8 holes to a depth of 300 feet each.  We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000.  We will begin exploration activity in the fall of 2008, weather permitting.

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

6.

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

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only cost and effect of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property.  We believe the cost of reclaiming the property will be $750 if we drill 8 holes and $2,250 if we drill 23 holes.  We have not allocated any funds for the reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of the offering.  Mr. Wang has agreed to pay the cost of reclaiming the property should mineralized material not be discovered.

Employees

We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

At present, we have no full-time employees.  Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation.  Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Wang will handle our administrative duties.  Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property.  As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

Offices

Our office is located at 73578-1014 Robson Street, Vancouver, British Columbia, Canada V6E 4L9. This is our mailing address as well. Our telephone number is (604) 632-9638.  Our President donated his place as our office for $500 per month without a written lease agreement.

ITEM 1A.    RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     PROPERTIES.

We own no interest in any property.  We merely have the right to conduct exploration activity on one property currently owned by our president, Shu-Heng Wang.

ITEM 3.    LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

7.

PART II

ITEM 5.    MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “GRKR.” A summary of trading by quarter for last two fiscal years is as follows:

	High Bid	Low Bid
Fourth Quarter 2-1-08 to 4-30-08	$0.110	$0.065
Third Quarter 11-1-07 to 1-31-08	$0.108	$0.080
Second Quarter 8-1-07 to 10-31-07	$0.129	$0.104
First Quarter 5-1-07 to 7-31-07	$0.130	$0.094

Fourth Quarter 2-1-07 to 4-30-07	$0	$0
Third Quarter 11-1-06 to 1-31-06	$0	$0
Second Quarter 8-1-06 to 10-31-06	$0	$0
First Quarter 5-1-06 to 7-31-06	$0	$0

On July 11, 2008, we completed a ten-for-one stock split.  The par value of the common stock will remain $0.00001 per share and the number of authorized shares of common stock and preferred stock have been increased to 1,000,000,000 shares each.  The information contained in this report reflects the stock split.

In April 2006, we issued 5,000,000 shares of common stock were issued to Shu-Heng Wang, one of our officers and directors and in April 2006 we issued  5,000,000 shares of common stock  to Jean Jin, one of our officers and directors.  The 10,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

In October 2007, we completed our public offering issued 10,000,000 shares of common stock to 42 persons in consideration of $100,000.

Status of Our Public Offering

On February 1, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-135891) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On October 27, 2007 we completed our public offering and raised $100,000 by selling 10,000,000 shares of common stock to 42 individuals.  Since that time we used the proceeds as follows:

We deviated from the proposed use of proceeds in that we spent a portion of the proceeds for the following which was not set forth in the Use of Proceeds section of our prospectus.

Currently we have $94,028 remaining from the proceeds of our public offering.

Cash Dividends

As of the date of this report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section Rule 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

Rule 15g-2 declares unlawful broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

Rule 15g-6 requires broker-dealers selling penny stocks to provide their customers with monthly account statements.

Rule 15g-9 requires broker-dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker-dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

8.

ITEM 6.    SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investment by others in our complete private placement. The cash we raised will allow us to stay in business for at least one year. Our success or failure will be determined by what we find under the ground.

To meet our need for cash we raised money from our public offering. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

Our officers and directors are unwilling to make any commitments to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a reserve and we have determined it is economical to extract the minerals from the land.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we can’t or don’t raise more money, we will cease activities. If we cease activities, we don’t know what we will do and we don’t have any plans to do anything.

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

Milestones

The following are our milestones:

1.
Fall 2008 - We will retain a consultant to manage the exploration of the property.  There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.  At this time, we have not hired a consultant.  We believe that the cost will run between $5,000 and $15,000.  We are allowing 90 days to interview and hire our consultant.

2. Spring 2009 - core drilling. Core drilling will cost $20 per foot. We plan to drill 15 holes to a depth of 100 feet. The total cost will be $30,000. Core drilling will be subcontracted to non-affiliated third parties. No power source is needed for core drilling. The drilling rig operates on diesel fuel. All electric power needed, for light and heating while on the property will be generated from gasoline powered generators. Time to conduct the core drilling - 120 days.

3.  Summer 2009 - have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $4,500 to analyze the core samples and will take 30 days.

All funds for the foregoing activities have been obtained from our public offering.

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

To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on March 14, 2006

We acquired the right to explore one property containing fourteen cells.  We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. We have staked the property and will begin our exploration in the fall of 2008.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

We have the right to conduct exploration activities on property which consists of one claim containing 14 cells comprising of a total of 725 acres.  The property is registered in the name of our president.

Since inception, we have issued 20,000,000 shares of our common stock and received $100,010.

As of the date of this report, we have not generated any revenues.

In April 2006, we issued 10,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993.  The purchase price of the shares was $10.00.  This was accounted for as an acquisition of shares.

As of April 30, 2008, our total assets were $94,028 consisting entirely of cash and our total liabilities were $59,068.  We need $70,000 to remain operational during the next twelve months and to complete exploration of the property.

Recent accounting pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation
No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

9.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gold Rock Resources Inc.

I have audited the accompanying balance sheets of Gold Rock Resources Inc. (the Company), an exploration stage company, as of April 30, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended April 30, 2008 and 2007 and for the period March 14, 2006 (inception) to April 30, 2008. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Rock Resources Inc., an exploration stage company, as of April 30, 2008 and 2007 and the results of its operations and its cash flows for the years ended April 30, 2008 and 2007 and for the period March 14, 2006 (inception) to April 30, 2008 in conformity with accounting principles generally accepted in the United States.

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

Freeport, New York
July 25, 2008	By:	/s/ Michael T. Studer
Michael T. Studer
CPA P.C.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	April 30,	April 30,
	2008	2007

ASSETS
Current Assets
Cash	$94,028	$16,114
Total Current Assets	94,028	16,114

Mineral claim acquisition costs, less reserve for impairment of
$3,062 and $3,062, respectively	-	-
Total Assets	$94,028	$16,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$14,047	$10,623
Due to related party	45,021	45,021
Total current liabilities	59,068	55,644
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 20,000,000 and 10,000,000 shares, respectively	200	100
Additional paid-in capital	118,935	10,035
Deficit accumulated during
the exploration stage	-	(49,665)
Total stockholders' equity	119,135	(39,530)
Total Liabilities and Stockholders' Equity	$178,203	$16,114

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

	Year Ended April 30, 2008	Year Ended April 30, 2007	Cumulative during the exploration stage(March 14, 2006 to April 30, 2008

Revenues	$-	$-	$-

Expenses
Donated rent	3,000	3,000	6,375
Donated services	6,000	6,000	12,750
General and administrative	16,506	814	17,508
Mineral property impairment	-	-	3,062
Professional fees	9,004	20,676	44,480
Total Costs and Expenses	34,510	30,490	84,175
Net Loss	$(34,510)	$(30,490)	$(84,175)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	15,123,290	10,000,000

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period March 14, 2006 (Inception) to April 30, 2008
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Common stock issued for cash
at a price of $0.000001 per share	10,000,000	$100	$(90)	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	1,035	(19,175)	(18,040)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	10,035	(49,665)	(39,530)
Sale of shares in public
offering at $0.01 per share	10,000,000	100	99,900	-	100,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	$200	$118,935	$(84,175)	$34,960

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	Year Ended April 30, 2008	Year Ended April 30, 2007	Cumulative during the exploration stage(March 14, 2006 to April 30, 2008

Cash Flows from Operating Activities
Net loss	$(34,510)	$(30,490)	$(84,175)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	6,000	3,000	12,750
Donated rent	3,000	6,000	6,375
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	3,424	5,823	14,047
Net cash provided by (used for) operating activities	(22,086)	(15,667)	(47,941)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities	-	-	(3,062)
Cash Flows from Financing Activities
Loans from related party	-	15,000	45,021
Proceeds from sales of common stock	100,000	-	100,010
Net cash provided by (used for) financing activities	100,000	15,000	145,031

Increase (decrease) in cash	77,914	(667)	94,028

Cash, beginning of period	16,114	16,781	-

Cash, end of period	$94,028	$16,114	$94,028

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

 10.

GOLD ROCK RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2008, the Company has accumulated losses of $84,175 since inception and working capital of $34,960. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On July 11, 2008, the Company effected a 10 for 1 forward stock split of its common stock, thereby increasing the number of issued and outstanding common shares from 2,000,000 shares to 20,000,000 shares and the number of authorized common and preferred shares from 100,000,000 shares to 1,000,000,000 shares. The financial statements have been retroactively adjusted to reflect this stock split.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended April 30, 2008 and 2007 and for the period March 14, 2006 (inception) to April 30, 2008, except for net loss, the Company had no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities and due to related party, approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

11.

Note 3. Related Party Balances/Transactions

a) During the year ended April 30, 2008, the Company recognized a total of $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by the President of the Company.

b) At April 30, 2008, the Company is indebted to a director of the company for $45,021, which is non-interest bearing, unsecured and due on demand.

Note 4. Mineral Properties

In April 2006, the Company, through its President and director, acquired 100% of the rights, title and interest in a mining claim representing 14 contiguous cells and covering an area of 725 acres.  The property is situated on the eastern-flank of the Summers Creek Valley.  It lies about the Rampart Lake road approximately 11 miles due north of the Town of Princeton (formerly known as Vermillion Forks), British Columbia, Canada. Payment of $3,062 was required to record this mining claim and was paid on April 7, 2006, and the claim is in good standing to April 18, 2009. The claim is registered in the name of the President of the Company, who has agreed to hold the claim in trust on behalf of the Company.  The claim has no present tangible value and a provision for impairment of $3,062 was charged to operations at April 30, 2006.

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

The Company shall not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of common stock or other class of stock junior to the preferred stock as to dividends or upon liquidation) in respect of common stock, or other class of stock junior the preferred stock, nor shall it redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holder of preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payments. In the event of the liquidation of the Company, holders of preferred stock shall be entitled to receive, before any payment or distribution on the common stock or any other class of stock junior to the preferred stock upon liquidation, a distribution per share in the amount of the liquidation preference, if any, fixed or determined in accordance with the terms of such preferred stock plus, if so provided in such terms, an amount per share equal to accumulated and unpaid dividends in respect of such preferred stock (whether or not earned or declared) to the date of such distribution.

Neither the sale, lease or exchange of all or substantially all of the property and assets of the Company, nor any consolidation or merger of the Company, shall be deemed to be a liquidation for the purposes of these terms and conditions.

Note 6. Public Offering

On February 1, 2007, the Securities and Exchange Commission declared effective the Company’s Form SB-2 Registration Statement relating to a public offering of up to 20,000,000 shares of common stock at $0.01 per share, or $200,000 total.  On October 26, 2007, the Company completed its public offering. A total of 10,000,000 shares of common stock were sold, resulting in gross proceeds to the Company of $100,000.

Note 7. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At April 30, 2008, the Company had a net operating loss carryforward of $65,050, which expires $18,050 in 2026, $21,490 in 2027 and $25,510 in 2028. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss carryforward have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At April 30, 2008, the valuation allowance established against the deferred tax asset is $22,117.

The components of the net deferred tax asset and the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are scheduled below:

	April 30, 2008	April 30,
		2007

Net Losses From Inception	$84,175	$49,665
Less donated rent and services	(19,125)	(10,125)

Net operating loss carryforward for tax purposes	$65,050	$39,540

Statutory Tax Rate	34%	34%

Effective Tax Rate	0%	0%

Deferred Tax Asset at 34%	$22,117	$13,444

Valuation Allowance	(22,117)	(13,444)

Net Deferred Tax Asset	$-	$-

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

12.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our financial statements for the period from inception to April 30, 2006, included in this report have been audited by Moen & Company, Chartered Accountants, 701 West Georgia Street, Suite 1400, Vancouver, British Columbia, Canada V7Y 1C6. as set forth in their report included in this report. Their report is given upon their authority as experts in accounting and auditing.

On July 21, 2006, Moen and Company LLP informed us that Moen and Company LLP resigned as our independent registered public accounting firm effective as of that date.

Moen and Company LLP's report on the financial statements as of and for the period from the date of inception on April 14, 2006 to April 30, 2006 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles save and except for a  going concern opinion provided with the overall audit opinion.

During the year ended April 30, 2006 through the date of resignation and through the date of our acceptance of Moen and Company LLP  resignation, there were no disagreements with Moen & Company LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moen & Company LLP, would have caused Moen & Company LLP to make reference to the subject matter of the disagreement in its reports on our consolidated financial statements for such periods.

On September 14, 2006, we delivered a copy of this information to Moen and Company LLP.  Moen and Company LLP, issued a response.  The response stated that it agreed with the foregoing disclosure.  A copy of their response is attached to this registration statement as Exhibit 16.1.

On August 21, 2006, we engaged Michael T. Studer, C.P.A., P.C., an independent registered firm of Certified Public Accountants, as our principal independent accountant with the approval of our board of directors.

ITEM  9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of February 29, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM  9B.    OTHER INFORMATION

None.

13.

PART III

ITEM   10.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Shu-heng Wang	50	president, principal executive officer, and director
613 Thompson Avenue.
Coquitlam, British Columbia
Canada V3J 3Z9

Jean Jin	49	secretary, treasurer, principal financial officer, principal
1170 Howse Place		accounting officer, and director
Coquitlam, British Columbia
Canada V3K 5V7

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Shu-heng Wang has been our president, principal executive officer and director since March 14, 2006. Since September, 1996, Mr. Wang has been the director of research and development of Elemental Research Inc. located in North Vancouver, British Columbia, Canada.  Elemental Research is engaged in the business of developing technique for the quantitative  determination of trace elements in very small mineral samples using Laser Ablation Microprobe ICP-MS for the industrial of diamond exploration .  Mr. Wang supervises the research and development department.  Mr. Wang received a Doctor of Philosophy degree in solid state physics from Simon Fraser University (1991).

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

Conflicts of Interest

       We believe that Mr. Wang and Ms. Jin will not be subject to conflicts of interest. Since, we will not acquire any additional properties.  No policy has been implemented or will be implemented to address conflicts of interest.

In the event both Mr. Wang and Ms. Jin resign as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on March 14, 2006 through April 30, 2008, for each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

SUMMARY COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Shu-heng Wang	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Jean Jin	2008	0	0	0	0	0	0	0	0
Secretary	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

We have not paid any salaries in 2008, and we do not anticipate paying any salaries at any time in 2009. We will not begin paying salaries until we have adequate funds to do so.

DIRECTOR COMPENSATION

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Shu-heng Wang	2008	0	0	0	0	0	0

Jean Jin	2008	0	0	0	0	0	0

Our directors do not receive any compensation for serving as members of the board of directors.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Audit Committee and Charter

We have no audit committee of the board or audit committee charter.

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

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, none of our officers, directors or owners of 10% or more of our common stock have filed reports required by  section 16(a) of the Securities Exchange Act of 1934 are therefore delinquent in their reporting obligations.  We do not know if and when they will ever file the reports required by section 16(a) of the Securities Exchange Act of 1934.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

14.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this report, the total number of shares of common stock beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.   The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address		Percentage of
Beneficial Ownership [1]	Shares Owned	Shares Owned
Shu-heng Wang	5,000,000	25.00%
631 Thompson Ave.
Coquitlam, BC
Canada V3J 3Z9

Jean Jin	5,000,000	25.00%
1170 Howse Place
Coquitlam, BC
Canada V3K 5V7

All Officers and Directors	10,000,000	50.00%
as a Group (2 persons)

[1]             The persons named above "promoters" as defined in the Securities Exchange Act of 1934.  Mr. Wang and Ms. Jin are the only "promoters" of our company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
In April 2006, we issued a total of 5,000,000 shares of restricted common stock to Shu-heng Wang, our president and a member of the board of directors. This was accounted for as an acquisition of shares of common stock in the amount of $5.00. We also issued a total of 5,000,000 shares of restricted common stock to Jean Jin, our secretary and a member of the board of directors. This was accounted for as an acquisition of shares of common stock in the amount of $5.00.

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

Mr. Wang and Ms. Jin are our only promoters.  They have not received nor will they receive anything of value from us, directly or indirectly in their capacities as promoters.

As at April 30, 2008, Ms. Jin advanced $45,021 to cover expenses.  The debt is non-interesting and due on demand.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$6,000	Michael T. Studer CPA
2007	$5,000	Michael T. Studer CPA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Michael T. Studer CPA
2007	$0	Michael T. Studer CPA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Michael T. Studer CPA
2007	$0	Michael T. Studer CPA

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Michael T. Studer CPA
2007	$0	Michael T. Studer CPA

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

15.

PART IV. OTHER INFORMATION

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included herein:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	07/20/06	3.1
3.2	Bylaws.	SB-2	07/20/06	3.2
4.1	Specimen Stock Certificate.	SB-2	07/20/06	4.1
10.1	Trust Agreement	SB-2	07/20/06	10.1
14.1	Code of Ethics.	10-KSB	07/26/07	14.1
31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( Chief Financial Officer).				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of July, 2008.

GOLD ROCK RESOURCES INC.

BY:	/s/ Shu-Heng Wang
Shu-Heng Wang, President, Principal Executive Officer

BY:	/s/ Jean Jin
Jean Jin, Principal Financial Officer and Principal Accounting Officer

 16.