Form 10-Q
period 2008-07-31
Gold Rock Resources Inc.
filed 2008-09-11
CIK 1369140

Form 10Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarter ended July 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

Gold Rock Resources Inc.

(Name of small business issuer in its charter)

Commission File Number 000-52758

Nevada	N/A
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

5A-56, No.21 Building, WuYi Garden,
TongZhou District, Beijing,
China, 101100

(Address of principal executive offices, including zip code)

86-10- 89529187

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

As of September 11, 2008, the Company has 20,000,000 shares of common stock outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	July 31,	April 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$81,137	$94,028
Total Current Assets	81,137	94,028

Mineral claim acquisition costs, less reserve for impairment of
$3,062 and $3,062, respectively	-	-
Total Assets	81,137	94,028

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$19,856	$14,047
Due to related party	45,021	45,021
Total current liabilities	64,877	59,068
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 20,000,000 and 20,000,000 shares, respectively	200	200
Additional paid-in capital	121,185	118,935
Deficit accumulated during
the exploration stage	(105,126)	(84,175)
Total stockholders' equity	16,260	34,960
Total Liabilities and Stockholders' Equity	81,137	94,028

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended July 31, 2008	Three months ended July 31, 2007	Cumulative during the exploration stage(March 14, 2006 to July 31, 2008

Revenues	$-	$-	$-

Expenses
Donated rent	750	750	7,125
Donated services	1,500	1,500	14,250
General and administrative	648	356	18,156
Mineral property impairment	-	-	3,062
Professional fees	18,053	-	62,533
Total Costs and Expenses	20,951	2,606	105,126
Net Loss	$(20,951)	$(2,606)	$(105,126)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	20,000,000	10,000,000

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the period March 14, 2006 (Inception) to July 31, 2008
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity
	Shares	Amount
Common stock issued for cash
at a price of $0.000001 per share	10,000,000	$100	$(90)	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	1,035	(19,175)	(18,040)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	10,035	(49,665)	(39,530)
Sale of shares in public
offering at $0.01 per share	10,000,000	100	99,900	-	100,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	$200	$118,935	$(84,175)	$34,960
Unaudited:
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	(20,951)	(20,951)

Balance, July 31, 2008	20,000,000	$200	$121,185	$(105,126)	$16,260

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Three months ended July 31, 2008	Three months ended July 31, 2007	Cumulative during the exploration stage(March 14, 2006 to July 31, 2008

Cash Flows from Operating Activities
Net loss	$(20,951)	$(2,606)	$(105,126)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	1,500	1,500	14,250
Donated rent	750	750	7,125
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	5,809	-	19,856
Net cash provided by (used for) operating activities	(12,892)	(356)	(60,833)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities	-	-	(3,062)
Cash Flows from Financing Activities
Loans from related party	-	-	45,021
Proceeds from sales of common stock	-	-	100,010
Net cash provided by (used for) financing activities	-	-	145,031

Increase (decrease) in cash	(12,892)	(356)	81,136

Cash, beginning of period	94,028	16,114	-

Cash, end of period	$81,136	$15,758	$81,136

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

GOLD ROCK RESOURCES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2008
(Unaudited)

Note 1.  Interim Financial Statements

The unaudited financial statements as of July 31, 2008 and for the three months then ended, and for the period March 14, 2006 (inception) to July 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2008 and the results of operations and cash flows for the periods ended July 31, 2008 and 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended July 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2009. The balance sheet at April 30, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended April 30, 2008 as included in our report on Form 10-KSB filed July 28, 2008.

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

Note 3. Related Party Balances/Transactions

a) During the three months ended July 31, 2008 and 2007, the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President of the Company at no cost.

b) At July 31, 2008, the Company is indebted to a director of the company for $45,021, which is non-interest bearing, unsecured and due on demand.

Note 4. Mineral Properties

In April 2006, the Company, through its President and director, acquired 100% of the right, title and interest in a mining claim representing 14 contiguous cells and covering an area of 725 acres.  The property is situated on the eastern-flank of the Summers Creek Valley.  It lies about the Rampart Lake road approximately 11 miles due north of the Town of Princeton (formerly known as Vermillion Forks), British Columbia, Canada. Payment of $3,062 was required to record this mining claim and was paid on April 7, 2006, and the claim is in good standing to April 18, 2009. The claim is registered in the name of the President of the Company, who has agreed to hold the claim in trust on behalf of the Company.  The claim has no present tangible value and a provision for impairment of $3,062 was charged to operations at April 30, 2006.

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

Note 7. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At July 31, 2008, the Company had a net operating loss carry forward of $83,751, which expires $18,050 in 2026, $21,490 in 2027, $25,510 in 2028 and $ 18,701 in 2009. Pursuant to SFAS No.109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carry forward in future years. At July 31, 2008, the valuation allowance established against the deferred tax asset is $28,475.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Activities

For the Three Months ended July 31, 2008

We have the right to explore one property. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property.  To date, we have expended funds to stake the property.

Since inception, we have issued 20,000,000 shares of our common stock and received $100,010.00. As of the date of this report, we have not generated any revenues.

In April 2006, we issued 10,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $10.00. This was accounted for as an acquisition of shares.  Ms. Jean Jin has financed operations by loans, totaling $45,021 as of July 31, 2008. The amount owed to Ms. Jean Jin is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Jean Jin is oral and there is no written document evidencing the agreement.

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

On July 11, 2008, the Company effected a 10 for 1 forward stock split of its common stock, thereby increasing the number of issued and outstanding common shares from 2,000,000 shares to 20,000,000 shares and the number of authorized common and preferred shares from 100,000,000 shares to 1,000,000,000 shares. The financial statements and this Form 10-Q have been retroactively adjusted to reflect this stock split.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

In April 2006, we issued 10,000,000 shares of common stock through an exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a sale of shares of common stock. On October 26, 2007, we completed a public offering according to our Form SB-2 Registration Statement. A total of 10,000,000 shares of common stock were sold, resulting in gross proceeds to the Company of $100,000.

As of July 31, 2008, our total assets were $ 81,137 and our total liabilities were $ 64,877.

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

PART II - OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 1, 2007, the Securities and Exchange Commission declared our amendment to our Form SB-2 Registration Statement effective, permitting us to offer up to a maximum of 20,000,000 shares of common stock at $0.01 per share for a period of 270 days from the effective date. There is no underwriter involved in our public offering. On October 26, 2007, the Company completed its public offering. A total of 10,000,000 shares of common stock were sold, resulting in gross proceeds to the Company of $100,000.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of September, 2008.

Gold Rock Resources Inc.
(the "Registrant")

BY:	/s/ YongFu Zhu
YongFu Zhu, President, Principal Executive Officer

BY:	/s/ Jean Jin
Jean Jin, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer