Form 10-Q
period 2008-10-31
Gold Rock Resources Inc.
filed 2008-12-12
CIK 1369140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)

Yes No 

 Commission File Number 000-52758

Gold Rock Resources Inc.

(Name of small business issuer in its charter)

Nevada	N/A
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

5A-56, No.21 Building, WuYi Garden,
TongZhou District, Beijing,
China, 101100

(Address of principal executive offices, including zip code)

86-10- 89529187

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The Registrant is a Shell company. Yes [X] No [  ]

As of December 15, 2008, the Company has 20,000,000 shares of common stock issued and outstanding.

Gold Rock Resources Inc.

Form 10-Q for the period ended October 31, 2008

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.
TOC

Gold Rock Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	October 31,	April 30,
	2008	2008
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash	$66,813	$94,028
Total Current Assets	66,813	94,028

Mineral claim acquisition costs, less reserve for impairment of
$3,062 and $3,062, respectively	-	-
Total Assets	$66,813	$94,028

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$14,498	$14,047
Due to related party	45,021	45,021
Total current liabilities	59,519	59,068
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 20,000,000 and 20,000,000 shares, respectively	200	200
Additional paid-in capital	123,435	118,935
Deficit accumulated during
the exploration stage	(116,341)	(84,175)
Total stockholders' equity	7,294	34,960
Total Liabilities and Stockholders' Equity	$66,813	$94,028

See notes to financial statements.

TOC

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended October 31, 2008	Three months ended October 31, 2007	Six months ended October 31, 2008	Six months ended October 31, 2007	Cumulative during the exploration stage(March 14, 2006 to October 31, 2008)

Revenues	$-	$-	$-	$-	$-

Expenses
Donated rent	750	750	1,500	1,500	7,875
Donated services	1,500	1,500	3,000	3,000	15,750
General and administrative	196	789	844	1,145	18,352
Mineral property impairment	-	-	-	-	3,062
Professional fees	8,769	1,504	26,822	1,504	71,302
Total Costs and Expenses	11,215	4,543	32,166	7,149	116,341
Net Loss	$(11,215)	$(4,543)	$(32,166)	$(7,149)	$(116,341)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	20,000,000	10,065,218	20,000,000	10,326,090

See notes to financial statements.

TOC

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the period March 14, 2006 (Inception) to October 31, 2008
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity
	Shares	Amount
Common stock issued for cash
at a price of $0.000001 per share	10,000,000	$100	$(90)	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	1,035	(19,175)	(18,040)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	10,035	(49,665)	(39,530)
Sale of shares in public
offering at $0.01 per share	10,000,000	100	99,900	-	100,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	$200	$118,935	$(84,175)	$34,960
Unaudited:
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	(20,951)	(20,951)

Balance, July 31, 2008	20,000,000	$200	$121,185	$(105,126)	$16,259
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	(11,215)	(11,215)
Balance, October 31, 2008	20,000,000	$200	$123,435	$(116,341)	$7,294

See notes to financial statements.

TOC

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Six months ended October 31, 2008	Six months ended October 31, 2007	Cumulative during the exploration stage(March 14, 2006 to October 31, 2008)

Cash Flows from Operating Activities
Net loss	$(32,166)	$(7,149)	$(116,341)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	3,000	3,000	15,750
Donated rent	1,500	1,500	7,875
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	451	(5,897)	14,498
Net cash provided by (used for) operating activities	-27,215	(8,546)	(75,156)

Cash Flows from Investing Activities	0	-	(3,062)
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities
	-	-	45,021
Cash Flows from Financing Activities	0	100,000	100,010
Loans from related party	-	100,000	145,031
Proceeds from sales of common stock
Net cash provided by (used for) financing activities	(27,215)	91,454	66,813

Increase (decrease) in cash	94,028	16,114	-

Cash, beginning of period	$66,813	$107,568	$66,813

Cash, end of period	$160,841	$123,682	$66,813

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2008
(Unaudited)

TOC

Note 1.   Interim Financial Statements

The unaudited financial statements as of October 31, 2008 and for the three and six months then ended, and for the period March 14, 2006 (inception) to October 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2008 and the results of operations and cash flows for the periods ended October 31, 2008 and 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six month period ended October 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2009. The balance sheet at April 30, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the <?xml:namespace prefix = st1 ns = "urn:schemas-microsoft-com:office:smarttags" />United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended April 30, 2008 as included in our report on Form 10-K filed July 28, 2008.

On July 11, 2008, the Company effected a 10 for 1 forward stock split of its common stock, thereby increasing the number of issued and outstanding common shares from 2,000,000 shares to 20,000,000 shares and the number of authorized common and preferred shares from 100,000,000 shares to 1,000,000,000 shares. The financial statements have been retroactively adjusted to reflect this stock split. <?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

Note 2. Organization and Business Operations

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

TOC

Note 3. Related Party Balances/Transactions

a) During the six months ended October 31, 2008 and 2007, the Company recognized a total of $3,000 for donated services at $500 per month and $1,500 for donated rent at $250 per month provided by the President of the Company at no cost.

b) At October 31, 2008, the Company is indebted to a significant stockholder and former president and director of the Company for $45,021, which is non-interest bearing, unsecured and due on demand.

Note 4. Mineral Properties

In April 2006, the Company, through its former president and director, acquired 100% of the right, title and interest in a mining claim representing 14 contiguous cells and covering an area of 725 acres.  The property is situated on the eastern-flank of the Summers Creek Valley.  It lies about the Rampart Lake road approximately 11 miles due north of the Town of Princeton (formerly known as Vermillion Forks), British Columbia, Canada. Payment of $3,062 was required to record this mining claim and was paid on April 7, 2006, and the claim is in good standing to April 18, 2009. The claim is registered in the name of the former president of the Company, who has agreed to hold the claim in trust on behalf of the Company.  The claim has no present tangible value and a provision for impairment of $3,062 was charged to operations at April 30, 2006.

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

TOC

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

Note 7. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At October 31, 2008, the Company had a net operating loss carry forward of $92,716, which expires $18,050 in 2026, $21,490 in 2027, $25,510 in 2028 and $ 27,666 in 2029. Pursuant to SFAS No.109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carry forward in future years. At October 31, 2008, the valuation allowance established against the deferred tax asset is $31,523.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOC

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD - LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

TOC

Overview of the Company's Business

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

TOC

Results of Operations

For the Three Months ended October 31, 2008

Operating Revenues. Operating revenues for the three months ended October 31 of 2008 and 2007 were both $nil.
.
Operating Expenses. The Company's operating expenses totaled $11,215 for the quarter ended October 31, 2008, compared to $4,543 for the same quarter of 2007. The change was contributed to increased general and administrative expenses.

Loss from Operations. The Company has recorded a loss of $11,215 for the quarter ended October 31, 2008, compared to a loss of $4,543 for 2007. The difference was caused by increased general and administrative expenses.

Net Loss. The Company had a net loss of $11,215 and $4,543 for the quarter ended October 31 of 2008 and 2007, following an increase in general and administrative expenses.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

Cash balances as of October 31, 2008 and April 30, 2008 were $66,813 and $94,028

Net cash provided by financial activities for six months ended October 31 of 2008 and 2007 were $nil and $100,000 respectively of which $100,000 was gained through sale of the Company’s common stocks in a public offering in October 2007.

As of October 31, 2008, our total assets were $66,813 and total liabilities were $59,519.

Off Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance-sheet arrangement that have or are reasonably likely to have a material effect on our financial statements, which has not been consolidated.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available for such items as depreciable lives. The Company revises the recorded estimates when better information is available, facts change or actual amounts can be determined. These revisions can affect operating results.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None

TOC

ITEM 4.    CONTROLS AND PROCEDURES

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

There were no changes in our internal controls or in other factors during the period covered by this report that have materially affected, or are likely to materially affect the Company's internal controls over financial reporting.

ITEM 4A. INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during our last fiscal quarter that hve materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

TOC

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A- RISK FACTORS

There were no material changes to Risk Factors disclosed in this Form 10-Q for the quarter ended October 31, 2008.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

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

SIGNATURES
TOC

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of December, 2008.

Gold Rock Resources Inc.
(the "Registrant")

BY:	/s/ YongFu Zhu
YongFu Zhu, President, Principal Executive Officer

BY:	/s/ Jean Jin
Jean Jin, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer