Form 10-Q/A
period 2008-10-31
Gold Rock Resources Inc.
filed 2008-12-16
CIK 1369140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)

Yes   No

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

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

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

See notes to financial statements.

TOC

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended October 31, 2008	Three months ended October 31, 2007	Six months ended October 31, 2008	Six months ended October 31, 2007	Cumulative during the exploration stage (March 14, 2006 to October 31, 2008)

Revenues	$-	$-	$-	$-	$-

Expenses
Donated rent	750	750	1,500	1,500	7,875
Donated services	1,500	1,500	3,000	3,000	15,750
General and administrative	196	789	844	1,145	18,352
Mineral property impairment	-	-	-	-	3,062
Professional fees	8,769	1,504	26,822	1,504	71,302
Total Costs and Expenses	11,215	4,543	32,166	7,149	116,341
Net Loss	$(11,215)	$(4,543)	$(32,166)	$(7,149)	$(116,341)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	20,000,000	10,065,218	20,000,000	10,326,090

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

See notes to financial statements.

TOC

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Six months ended October 31, 2008	Six months ended October 31, 2007	Cumulative during the exploration stage (March 14, 2006 to October 31, 2008)

Cash Flows from Operating Activities
Net loss	$(32,166)	$(7,149)	$(116,341)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	3,000	3,000	15,750
Donated rent	1,500	1,500	7,875
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	451	(5,897)	14,498
Net cash provided by (used for) operating activities	-27,215	(8,546)	(75,156)

Cash Flows from Investing Activities	0	-	(3,062)
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities
	-	-	45,021
Cash Flows from Financing Activities	0	100,000	100,010
Loans from related party	-	100,000	145,031
Proceeds from sales of common stock
Net cash provided by (used for) financing activities	(27,215)	91,454	66,813

Increase (decrease) in cash	94,028	16,114	-

Cash, beginning of period	$66,813	$107,568	$66,813

Cash, end of period	$160,841	$123,682	$66,813

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

SIGNATURES
TOC

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of December, 2008.

Gold Rock Resources Inc.
(the "Registrant")

BY:	/s/ YongFu Zhu
YongFu Zhu, President, Principal Executive Officer

BY:	/s/ TianHui Yin
TianHui Yin, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer