Form 10-Q
period 2009-01-31
Gold Rock Resources Inc.
filed 2009-03-13
CIK 1369140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTER ENDED JANUARY 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE TRANSITION PERIOD FROM _____

Gold Rock Resources Inc.

(Name of small business issuer in its charter)

Commission File Number 000-52758

Nevada	N/A
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

5A-56, No.21 Building, WuYi Garden,

TongZhou District, Beijing,

China, 101100

[Missing Graphic Reference](Address of principal executive offices, including zip code)

86-10- 89529187

[Missing Graphic Reference](Registrant's Telephone Number, Including Area Code)

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

As of March 12, 2009, the Company has 20,000,000 shares of common stock issued and outstanding.

1

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gold Rock Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	January 31,	April 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$63,012	$94,028
Total Current Assets	63,012	94,028

Mineral claim acquisition costs, less reserve for impairment of
$3,062 and $3,062, respectively	-	-
Total Assets	$63,012	$94,028

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$14,486	$14,047
Due to related party	45,021	45,021
Total current liabilities	59,507	59,068
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 20,000,000 and 20,000,000 shares, respectively	200	200
Additional paid-in capital	125,685	118,935
Deficit accumulated during the exploration stage	-	(84,175)
Total stockholders' equity	125,885	34,960
Total Liabilities and Stockholders' Equity	$185,392	$94,028

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
					Cumulative during the
	Three months ended	Three months ended	Nine months ended	Nine months ended	exploration stage (March 14, 2006 to
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	January 31, 2009)

Revenues	$-	$-	$-	$-	$-

Expenses
Donated rent	750	750	2,250	2,250	8,625
Donated services	1,500	1,500	4,500	4,500	17,250
General and administrative	721	721	1,565	1,866	19,073
Mineral property impairment	-	-	-	-	3,062
Professional fees	3,068	1,500	29,890	3,004	74,370
Total Costs and Expenses	6,039	4,471	38,205	11,620	122,380
Net Loss	$(6,039)	$(4,471)	$(38,205)	$(11,620)	$(122,380)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	20,000,000	20,000,000	20,000,000	13,525,180

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the period March 14, 2006 (Inception) to January 31, 2009
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity
	Shares	Amount
Common stock issued for cash
at a price of $0.000001 per share	10,000,000	$100	$(90)	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	1,035	(19,175)	(18,040)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	10,035	(49,665)	(39,530)
Sale of shares in public
offering at $0.01 per share	10,000,000	100	99,900	-	100,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	$200	$118,935	$(84,175)	$34,960
Unaudited:
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	(20,951)	(20,951)

Balance, July 31, 2008	20,000,000	$200	$121,185	$(105,126)	$16,259
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	(11,215)	(11,215)
Balance, October 31, 2008	20,000,000	$200	$123,435	$(116,341)	$7,294
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	(6,039)	(6,039)
Balance, January 31, 2009	20,000,000	$200	$125,685	$(122,380)	$3,505

See notes to financial statements.

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Nine months ended January 31, 2009	Nine months ended January 31, 2008	Cumulative during the exploration stage(March 14, 2006 to January 31, 2009)

Cash Flows from Operating Activities
Net loss	$(38,205)	$(11,620)	$(122,380)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	4,500	4,500	17,250
Donated rent	2,250	2,250	8,625
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	439	(5,264)	14,486
Net cash provided by (used for) operating activities	-31,016	(10,134)	(78,957)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities	-	-	(3,062)
Cash Flows from Financing Activities
Loans from related party	-	-	45,021
Proceeds from sales of common stock	-	100,000	100,010
Net cash provided by (used for) financing activities	-	100,000	145,031

Increase (decrease) in cash	(31,016)	89,866	63,012

Cash, beginning of period	94,028	16,114	-

Cash, end of period	$63,012	$105,980	$63,012

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

GOLD ROCK RESOURCES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2009
(Unaudited)

Note 1.  Interim Financial Statements

The unaudited financial statements as of January 31, 2009 and for the three and nine months then ended, and for the period March 14, 2006 (inception) to January 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2009 and the results of operations and cash flows for the periods ended January 31, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the nine month period ended January 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2009. The balance sheet at April 30, 2008 has been derived from the audited financial statements at that date.

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

Note 3. Related Party Balances/Transactions

a) During the nine months ended January 31, 2009 and 2008, the Company recognized a total of $4,500 for donated services at $500 per month and $2,250 for donated rent at $250 per month provided by the President of the Company at no cost.

b) At January 31, 2009, the Company is indebted to a significant stockholder and former president and director of the Company for $45,021, which is non-interest bearing, unsecured and due on demand.

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

Note 7. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At January 31, 2009, the Company had a net operating loss carry forward of $96,505, which expires $18,050 in 2026, $21,490 in 2027, $25,510 in 2028 and $ 31,455 in 2029. Pursuant to SFAS No.109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carry forward in future years. At January 31, 2009, the valuation allowance established against the deferred tax asset is $32,812.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Results of Operations

For the Three Months ended January 31, 2009

Operating Revenues. Operating revenues for the three months ended January 31 of 2009 and 2008 were both $nil.

Operating Expenses. The Company's operating expenses totalled $6,039 for the quarter ended January 31 of 2009, compared to $4,471 for the same quarter of 2008. The change was contributed to increased general and administrative expenses.

Loss from Operations. The Company has recorded a loss of $6,039 for the quarter ended January 31 of 2009, compared to a loss of $4,471 for 2008. The difference was caused by increased general and administrative expenses.

Net Loss. The Company had a net loss of $6,039 and $4,471 for the quarter ended January 31 of 2009 and 2008, following an increase in general and administrative expenses.

Liquidity and Capital Resources

Cash balances as of January 31, 2009 and April 30, 2008 were $63,012 and $94,028.

As of January 31 of 2009, our total assets were $63,012 and total liabilities were $59,507.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A- RISK FACTORS

There were no material changes to Risk Factors disclosed in the Form 10-K for the year ended April 30, 2008 filed on August 12, 2008.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

(a)	The following exhibits are included herein:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2009

Gold Rock Resources Inc.
(the "Registrant")

BY:	/s/ YongFu Zhu
YongFu Zhu, President, Principal Executive Officer

BY:	/s/ TianHui Yin
TianHui Yin, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer