Form 10-K/A
period 2008-04-30
Gold Rock Resources Inc.
filed 2009-04-09
CIK 1369140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

1.

EXPLANATORY NOTE

Gold Rock Resources Inc.(the “Company”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended April 30, 2008, which was originally filed with the Securities and Exchange Commission on July 28, 2008 (the “Initial Filing”), to amend Item 5 and Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in the Initial Filing.

The Company has revised its Item 5 to correct the bid prices in the summary of trading by quarter for the fiscal year ended April 30, 2008 due to clerical errors.

The Company has revised its Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibit 31.1 and Exhibit 31.2 to be in the exact form set forth in Item 601 of Regulation S-K.

Except for the amended disclosure contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing.

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

4.

MAP 1

MAP 2

104G
104H
104A
104J
103K
103J
103C
103B
94M
94N
94O
94P
94K
94I
94G
94H
94D
94C
94A
93M
93N
93O
93P
93J
93G
93C
93A
93B
83E
83C
83D
82N
82M
82K
92M
92N
92O
92P
92J
92H
102O
102P
102I
Prince Rupert
Dawson Creek
Williams Lake
Revelstoke
Greenwood
Grand Forks

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

7.

PART II

ITEM 5.    MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the Bulletin Board under the symbol “GRKR.” A summary of trading by quarter for last two fiscal years is as follows:

	High Bid	Low Bid
Fourth Quarter 2-1-08 to 4-30-08	$0	$0
Third Quarter 11-1-07 to 1-31-08	$0	$0
Second Quarter 8-1-07 to 10-31-07	$0	$0
First Quarter 5-1-07 to 7-31-07	$0	$0

Fourth Quarter 2-1-07 to 4-30-07	$0	$0
Third Quarter 11-1-06 to 1-31-06	$0	$0
Second Quarter 8-1-06 to 10-31-06	$0	$0
First Quarter 5-1-06 to 7-31-06	$0	$0

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

15.

PART IV. OTHER INFORMATION

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included herein:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	07/20/06	3.1
3.2	Bylaws.	SB-2	07/20/06	3.2
4.1	Specimen Stock Certificate.	SB-2	07/20/06	4.1
10.1	Trust Agreement	SB-2	07/20/06	10.1
14.1	Code of Ethics.	10-KSB	07/26/07	14.1
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( Chief Financial Officer).				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of April, 2009.

GOLD ROCK RESOURCES INC.

BY:	/s/ Zhu, YongFu
Zhu, YongFu, President, Principal Executive Officer

BY:	/s/ Yin, TianHui
Yin, TianHui, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zhu, YongFu	Director	April 9, 2009
Zhu, YongFu

/s/ Yin, TianHui	Director	April 9, 2009
Yin, TianHui

 16.