Form 10-Q/A
period 2008-10-31
Gold Rock Resources Inc.
filed 2009-04-09
CIK 1369140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q /A

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

EXPLANATORY NOTE

Gold Rock Resources Inc.(the “Company”) is filing this Amendment No. 1 to Form 10-Q on Form 10-Q/A (this “Amendment”) to amend its Annual Report on Form 10-Q for the Quarterly Period ended October 31, 2008, which was originally filed with the Securities and Exchange Commission on December 12, 2008 (the “Initial Filing”), to amend Statement of Cash flow and Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in the Initial Filing.

The Company has revised its Statement of Cash flow to properly present the subtotals and total cash due to clerical errors.

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

See notes to financial statements.

TOC

Gold Rock Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Six months ended October 31, 2008	Six months ended October 31, 2007	Cumulative during the exploration stage (March 14, 2006 to October 31, 2008)

Cash Flows from Operating Activities
Net loss	$(32,166)	$(7,149)	$(116,341)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	3,000	3,000	15,750
Donated rent	1,500	1,500	7,875
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	451	(5,897)	14,498
Net cash provided by (used for) operating activities	-27,215	(8,546)	(75,156)

Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities	-	-	(3,062)

Cash Flows from Financing Activities	-	-	45,021
Loans from related party	-	100,000	100,010
Proceeds from sales of common stock	-	100,000	145,031
Net cash provided by (used for) financing activities	(27,215)	91,454	66,813

Increase (decrease) in cash	94,028	16,114	-

Cash, beginning of period	$66,813	$107,568	$66,813

Cash, end of period	$160,841	$123,682	$66,813

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to SEction 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES
TOC

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9 th day of April, 2009.

Gold Rock Resources Inc.
(the "Registrant")

BY:	/s/ YongFu Zhu
YongFu Zhu, President, Principal Executive Officer

BY:	/s/ TianHui Yin
TianHui Yin, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer