Form 10-K
period 2009-04-30
Gold Rock Resources Inc.
filed 2009-06-22
CIK 1369140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED APRIL 30, 2009

Commission file number 000-52758

RAINEARTH INC.
(formerly GoldRock Resources, Inc.)
(Exact name of Company as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

A No.1 Building, ShangDu International Tower,
No.8 DongDaQiao Road, Beijing,
China 100020
 (Address of principal executive offices, including zip code.)

(852) 3005-7220
(telephone number, including area code)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [    ] No [ X ]

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes [    ] No [ X ]

Indicate by check mark whether the Company(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer[ ]Accelerated filer[ ]
Non-accelerated filer[ ]Smaller Reporting Company[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [  X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 19, 2009 US$0.45.

PART I.

ITEM  1.                      BUSINESS.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission contain forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls and conference calls. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which could cause our actual results to differ materially from those implied by such forward-looking statements, due to a number of factors, many of which are beyond our control, which include, but are not limited to:

•	the market adoption of and demand for our existing and new pharmaceutical products;

•	our ability to maintain and/or improve sales and earnings performance;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	our ability to service our debt;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•
our ability, and that of our suppliers, to comply with laws, regulations and standards, and the application and interpretation of those laws, regulations and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the availability and price of acceptable raw materials and components from third-party suppliers;

•	evolution of the fee-for-service arrangements being adopted by our major wholesale customers;

•	risks inherent in divestitures and spin-offs, including business risks, legal risks and risks associated with the tax and accounting treatment of such transactions;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the possibility that the Merger may involve unexpected costs;

•	the outcome of any pending or future litigation and administrative claims;

•	the impact of recent legislative changes to the governmental reimbursement system;

•	challenges of integration and restructuring associated with the Merger or other planned acquisitions and the challenges of achieving anticipated synergies; and

•	the impact of any product liability, or other litigation to which the company is, or may become a party.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise. Readers should carefully review the factors described in Item 1A: Risk Factors below and other documents we file from time to time with the Securities and Exchange Commission for a more detailed description of the risks and other factors that may affect the forward-looking statements. Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider any such list to be a complete set of all potential risks or uncertainties.

Unless the context otherwise requires, references in this report to “RainEarth Inc.,” “the Company,” “we,” “us” and “our” refer to “RainEarth Inc.” and its subsidiaries.

We were incorporated in the State of Nevada on March 14, 2006.  We are a developing stage corporation. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at A No.1 Building, ShangDu International Tower, No.8 DongDaQiao Road, Beijing, China 100020. This is our mailing address as well. Our telephone number is (852)3005-7220.

Background

In April 2006, Shu-heng Wang, our former president acquired one mining claim containing fourteen cells in British Columbia, Canada (Property) by arranging the registration of the same through James W. McLeod, a geologist, a non affiliated third party.  A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals.  A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid.  The online grid is the geographical basis for the cell.  Mr. McLeod is a self-employed contract staker, field worker and professional geologist residing in British Columbia.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. This includes a determination by our consultant if the property contains reserves.

As a continuation of the exploration program, Sookochoff Consultants Inc. has completed a prospecting on the Property in November 2008. The purpose of the prospecting program was to locate any indications of copper or gold mineralization or coal bearing horizons with the rocks that are indicated to outcrop on the Property. In this prospecting program, adequate coverage of the property was made to locate outcrop or float material which could have provided indications of copper or gold mineralization and/or coal bearing sediments.

Unfortunately, in the few outcrops found and examined in the northeast, the basalts were fresh with no mineralization or alteration. As a result of this prospecting program, the Property does not warrant any additional exploration and/or expenditures and is recommended to be allowed to expire.

Based on the recommendation from the geologist consultant, the Company started to look for other business opportunities. On March 25, 2009, the Company and Beijing RainEarth Technology Co. Ltd., a company organized and existing under the laws of the People's Republic of China (“China RainEarth”), entered into a Business Cooperation Agreement (the “Agreement”) for a term of twenty years. The purpose of the Agreement is to jointly conduct Hollow Fiber Mambrane Materials’ application and manufacturing business in China.

The Company will provide Advice and assistance relating to development of marketing and provision of consultancy services, particularly as related to the Business to China RainEarth, and take such action as may be reasonably required to raise up to RM 136 million ($ 20 million U.S. Dollar) of China RainEarth's financial obligations.

China RainEarth will retain the services of the Company in relation to the current and proposed operations of China RainEarth’s business in the People’s Republic of China.  China RainEarth will give 60% of its revenue after deduction of direct operating costs, expenses and taxes to the Company in consideration of the Company’s services.

             The Company has changed name to RainEarth Inc. to better reflect its current business.

We have no revenues, have achieved losses since inception, Our future revenue will depend on the operation result of China RainEarth. China RainEarth was established in October, 2005 in Beijing, China. China RainEarth is a hi-tech enterprise which is dedicated to the research & development and application of fiber membrane technologies. Developed independently by China RainEarth, the techniques for manufacturing hollow fiber membranes and fiber drawing equipment broke through foreign (mainly German) technical monopoly, and gained supports from the Beijing Innovation Fund for Small and Medium Enterprises in 2007, along with the Beijing Municipal Science & Technology Commission and the Innovation Fund for the 1st Batch of Small and Medium Technical Enterprises in 2008, the fund was released from the Ministry of Science and Technology in China.

Hollow fiber membranes, as a core component of special filtration absorbers, are widely used in blood purification, ascites reinfusion and water treatment, etc.

China RainEarth initially chose the benchmark product blood dialyzer, which can best certify their product research & development and manufacturing advantages, as the market entry point, and then further entered ascites concentrator and water purification markets.

Blood dialysis is an effective measure for patients with acute and chronic renal failure (uremia) to sustain their lives. In 2007, 7-8 million pieces of blood dialyzers were consumed in China. With the rapid social and economic development as well as improvement of healthcare services, 15 million pieces of blood dialyzers will be consumed in China by 2012 and the market size will hit around US$200 million. 70 million pieces of dialyzers are consumed each year in developing countries including Turkey, India, South Africa and Pakistan.

We have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

We may not have enough money to complete our business plan.  If it turns out that we have not raised enough money to complete our business plan, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

Competitive Factors

Competition among pharmaceutical and other companies that develop, manufacture or market pharmaceutical products, including blood dialysis, is intense. We compete with these entities in all areas of business, including competing to attract and retain qualified scientific and technical personnel.

China RainEarth faces competition from major, brand name pharmaceutical companies as well as increased competition from new competitors.

In China, dialyzers are monopolized by manufacturers in the US, Germany and Japan, only they can produce “separation membrane”, a membrane seemed to be fiber, but actually it is hollow with a lot of millipores on its lateral surface. Only a couple of companies around the world are capable to produce such membranes, and that is why dialyzers are monopolized by foreign manufacturers. Chinese companies started the research and development in the 1980s, but only limited to scientific and technological data and filing scientific and technological achievements.

The market share seized by domestic products is less than 2% currently, but in next five years, with development of national industry, domestic made blood dialyzers are expected to seize a substantial market share. Based on this assumption, by 2012, the number of blood dialyzers consumed in China will reach 15 million and domestic products will seize 50% of the market share, while the export of domestic products will be more than twice of the quantity used in domestic market.

  With years of research and development by the founders of China RainEarth, they have become the one of a very few companies in China that has mastered chemical formula and technique of hollow fiber separation membranes as well as the design and development capabilities for production equipment of hollow fiber separation membranes. Currently their hollow fiber separation membrane has obtained China Compulsory Certification (“CCC”) and passed tests by the State Food and Drug Administration in China.

  Since China RainEarth has proprietary fiber membrane manufacturing techniques (only German Company: Fresenius can independently manufacture fiber membrane production equipment) and the capabilities to design and develop assembly and production lines, no need to import expensive equipment, therefore, the products will have strong cost advantage. Also, dialyzers manufactured by China RainEarth have undergone clinical experiments and CCC certification, and obtained registration certificates. China RainEarth has also completed all tests and clinical experiments necessary for CE (Confirmite Europeenne) certification for medical instruments, and is qualified to export its products.

Regulatory Considerations

Pharmaceutical products are subject to extensive pre- and post-market regulation by State Food and Drug Administration in China, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of the products under the State Food and Drug Administration rules, and by comparable agencies in foreign countries. China Compulsory Certification is required before any medical instruments can be marketed in China. For blood dialysis manufacturing and marketing, Category III medical instrument production license has be to obtained before manufacturing and marketing.  In order to export blood dialysis, the exporter usually will need to get CE certification for medical instruments.

China RainEarth has obtained China Compulsory Certification, Category III medical instrument production license, has passed the Quality System Assessment and obtained CE certification.

Manufacturing

China RainEarth’s manufacturing operations are located in 18 Keyuan Road, the Industrial Development Zone of Huangcun Town, Daxing District, Beijing, China. The facility consists of a manufacturing plant with capabilities of producing blood dialysis.  China RainEarth began commercial manufacturing from this facility in 2005. Currently China RainEarth can produce about 150,000 pieces of blood dialyzers annually from this facility.

China RainEarth is required to comply with the applicable regulations require quality control and quality assurance as well as the corresponding maintenance of records and documentation. Our manufacturing facilities must meet these requirements to permit us to manufacture our products. We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products to assess our compliance with applicable regulations.

Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the authority and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

Raw Materials

    The manufacture of blood dialysis requires raw materials and other components that must meet stringent requirements. Some of these raw materials and other components currently are available only from a limited number of sources. From time to time, it is necessary to maintain increased levels of certain raw materials due to the anticipation of raw material shortages or in response to market opportunities.

Intellectual Property

China RainEarth relies on trade secrets, unpatented proprietary know-how, continuing technological innovation and patent protection to preserve our competitive position. The success depends on China RainEarth’s ability to operate without infringing the patents and proprietary rights of third parties. China RainEarth cannot determine with certainty whether patents or patent applications of other parties will materially affect our ability to make, use or sell any products. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover aspects of China RainEarth’s products, product candidates or other technologies.

Intellectual property protection is highly uncertain and involves complex legal and factual questions. China RainEarth’s patents and those for which they have or will license rights may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. China RainEarth may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to China RainEarth.

Third-party patent applications and patents could reduce the coverage of the patents licensed, or that may be licensed to or owned by China RainEarth. If patents containing competitive or conflicting claims are issued to third parties, China RainEarth may be enjoined from commercialization of products or be required to obtain licenses to these patents or to develop or obtain alternative technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies to China RainEarth’s.

Litigation may be necessary to enforce patents issued or licensed to China RainEarth or to determine the scope or validity of another party’s proprietary rights. China RainEarth could incur substantial costs and their management’s attention would be diverted.

Employees and Employment Agreements

At present, we have no full-time employees.  Our two officers and directors are part-time employees and each will devote about 25% of their time or ten hours per week to our operation.  Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Yin will handle our administrative duties.  Because our officers and directors are inexperienced with hollow fiber membrane industry, they will hire qualified persons to conduct some work.

Offices

Our office is located at A No.1 Building, ShangDu International Tower, No.8 DongDaQiao Road, Beijing, China 100020. This is our mailing address as well. Our telephone number is (852) 3005-7220.  Our President has donated his office place as our office for free without a written lease agreement.

ITEM 1A.                                RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Risks Related to Our Business

We have no operating history to provide you with an adequate basis to judge our future prospects and results of operations.

We have no operating history to provide a meaningful basis for you to evaluate our business and financial performance. It is also difficult to evaluate the business of China RainEarth because we do not have sufficient experience to address the risks frequently encountered by early stage companies using new technologies to enter this market. Our senior management team doesn’t have experience in medical instrument manufacturing and marketing filed and it may be difficult for you to evaluate their effectiveness, on an individual or collective basis, and ability to address future challenges to our business.

If hospitals and patients do not accept China RainEarth’s products, we may be unable to generate sufficient cash flow from our operating activities and our prospects and results of operations could be negatively affected.

      The market for blood dialysis in China is currently dominated by foreign companies. China RainEarth competes for medical instruments spending with many other companies which have established brand names for years. China RainEarth is a relatively new company in China and in the medical instrument industry generally. If China RainEarth is not able to gain acceptance from its clients, we will be unable to generate sufficient revenues and cash flow to operate our business, and our revenues, prospects and results of operations could be negatively affected.

We derive substantially all of our revenues from sharing China RainEarth’s revenue according to the Agreement. China RainEarth is currently manufacturing and marketing medical instruments, especially blood dialysis. If there is a downturn in the medical instruments industry, especially blood dialysis consumption, we may not be able to diversify our revenue sources and our ability to generate revenues and our results of operations could be materially and adversely affected.

Substantially all of our expected future revenues will be generated from the share of China RainEarth’s revenue according to the Agreement.

We do not have any current plans to expand outside this sector to diversify our revenue sources. As a result, if there is a downturn in the medical instruments industry, especially blood dialysis consumption, we may not be able to diversify our revenue sources and our ability to generate revenues and our results of operations could be materially and adversely affected.

When China RainEarth’s facility reaches production limit, we may be unable to produce additional products to satisfy all of the clients’ needs, which could hamper China RainEarth’s ability to generate higher levels of revenues and profitability over time.

When China RainEarth’s facility reaches production limit, we may be unable to produce additional products to satisfy all of the clients’ needs. China RainEarth might lease other facilities to produce additional products. However, there is no such lease agreement at the present time. This inability could hamper China RainEarth’s ability to generate higher levels of revenues and profitability over time.

If certain registration certificates are not obtained for our operations where such registration certificates are deemed to be required, we may be subject to administrative sanctions, including the discontinuation of our business where the required advertising registration is not obtained.

  China RainEarth is required to comply with the applicable regulations require quality control and quality assurance as well as the corresponding maintenance of records and documentation. China RainEarth’s manufacturing facilities must meet these requirements to permit us to manufacture our products. We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products to assess our compliance with applicable regulations.

 Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the authority and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

Because China RainEarth relies on third-party agencies to help marketing the products, failure to retain key third-party agencies or attract additional agencies on favorable terms could materially and adversely affect our revenue growth.

China RainEarth will engage third-party agencies to help marketing the products. We cannot assure you that we will maintain favorable relationships with them. If we fail to retain key third-party agencies or attract additional agencies, we may not be able to retain existing clients or attract new clients and China RainEarth’s business and results of operations could be materially adversely affected.

We face significant competition in the PRC medical instruments industry, and if we do not compete successfully against new and existing competitors, we may lose our market share, and our profitability may be adversely affected.

We face significant competition in the PRC medical instruments industry, especially for blood dialysis manufacturing and marketing. We compete for clients primarily on the basis of the cost and quality of the projects that we offer and brand recognition. We compete for overall medical spending with other alternative medical companies. We also compete for medical instruments dollars spent in the blood dialysis field. We may also face competition from new entrants into this market in the future.

Significant competition could reduce operating margins and profitability and result in a loss of market share. Some of our existing and potential competitors may have competitive advantages, such as significantly greater brand recognition, financial, marketing or other resources and may be able to mimic and adopt our business model. Significant competition will provide clients with a wider range of medical service alternatives, which could lead to lower prices and decreased revenues, gross margins and profits. We cannot assure you that we will be able to successfully compete against new or existing competitors.

Our business depends substantially on the continuing efforts of our senior executives, and our business may be severely disrupted if we lose their services.

Our future success heavily depends upon the services of our senior executives and other key employees. We rely on their industry expertise, their experience in our business operations and sales and marketing, and their working relationships with our employees, our other major shareholders, our clients, and relevant government authorities.

If one or more of our senior executives were unable or unwilling to continue in their present positions, we might not be able to replace them easily or at all. If any of our senior executives joins a competitor or forms a competing company, we may lose clients, suppliers, key professionals and staff members.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, may materially disrupt our business.

There is no assurance that our displays or other aspects of our business do not or will not infringe upon patents, copyrights or other intellectual property rights held by third parties. Although we are not aware of any such claims, we may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives. In addition, we may incur substantial expenses and diversion of management time in defending against these third-party infringement claims, regardless of their merit. Successful infringement or licensing claims against us may result in substantial monetary liabilities, which may materially and adversely disrupt our business.

We do not have any business liability, disruption or litigation insurance, and any business disruption or litigation we experience might result in our incurring substantial costs and the diversion of resources.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products and do not, to our knowledge, offer business liability insurance. While business disruption insurance is available to a limited extent in China, we have determined that the risks of disruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption or litigation insurance coverage for our operations in China. Any business disruption or litigation may result in our incurring substantial costs and the diversion of resources.

Risks Related to Regulation of Our Business and to Our Structure

Contractual arrangements we have entered into among our subsidiaries and variable interest entity may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes or are ineligible for our preferential tax treatment, or both, could substantially increase our taxes owed, and reduce our net income and the value of your investment.

Under PRC law, arrangements and transactions among related parties may be audited or challenged by the PRC tax authorities. If any of the transactions we have entered into among Orient Come and our variable interest entity are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to assess penalties.

The contractual agreements between the Company and China RainEarth may not be as effective in providing operational control as direct ownership of these businesses and may be ineffective to permit consolidation of the financial results of the business.

We depend on China RainEarth, an operating company in which we have no equity ownership interest, for substantially all of our operations, revenues and net income, and must rely on our Business Cooperation Agreement to control and operate our business. These contractual agreements may not be as effective in providing and maintaining control over the operating company and its business operations as direct ownership of these businesses. For example, we may not be able to take control of China RainEarth upon the occurrence of certain events, such as the imposition of statutory liens, judgments, court orders, death or incapacity. Furthermore, if the operating company and its shareholders fail to perform as required under the Business Cooperation Agreement, we will have to rely on the PRC legal system to enforce those agreements, and due to the uncertainties that exist under PRC law about its structure, there is no guarantee that we will be successful in an enforcement action and any action could result in the disruption of our business, damage to our reputation, diversion of our resources and significant costs. In addition, the PRC government may propose new laws or amend current laws that may be detrimental to our current contractual agreements with the operating company, which may in turn have a material adverse effect on our business operations.

Risks Related to Doing Business in China

Adverse changes in the political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our services and have a material adverse effect on our competitive position.

Substantially all of our assets are located in China and substantially all of our revenues will be derived from our operations in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments of China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;
•	the level of development;

•	the growth rate;
•	the control of foreign exchange; and

•	the allocation of resources.

While the Chinese economy has experienced significant growth in the past 25 years, growth has been uneven both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may also have a negative effect on us. We cannot predict the future direction of political or economic reforms or the effects such measures may have on our business, financial position or results of operations. Any adverse change in the political or economic conditions in China, including changes in the policies of the PRC government or in laws and regulations in China, could have a material adverse effect on the overall economic growth of China and in the KTV advertising industry. Such developments could have a material adverse effect on our business, lead to reduction in demand for our services and materially and adversely affect our competitive position.

Fluctuations in exchange rates may have a material adverse effect on your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an average approximately 8.0% appreciation of the RMB against the U.S. dollar between July 21, 2005 and June 30, 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

The reporting and functional currency of our company is the U.S. dollar. However, substantially all of the revenues and expenses of our consolidated operating subsidiaries and affiliate entities are denominated in RMB. Substantially all of our sales contracts will be denominated in RMB and substantially all of our costs and expenses are denominated in RMB. Fluctuations in exchange rates, primarily those involving the U.S. dollar, may affect the relative purchasing power of these proceeds and our balance sheet and earnings per share in U.S. dollars following this offering. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited so that we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currency. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

Restrictions on currency exchange may limit our ability to receive and use our revenues or financing effectively.

Substantially all of our revenues and expenses will be denominated in RMB. If our RMB-denominated revenues increase or RMB-denominated expenses decrease in the future, we may need to convert a portion of our revenues into other currencies to meet our foreign currency obligations.

Foreign exchange transactions by foreign company’s subsidiary and variable interest entity in China under capital accounts continues to be subject to significant foreign exchange controls and require the approval of, or registration with, PRC governmental authorities. These limitations could affect the ability of these entities to obtain foreign exchange through debt or equity financing, and could affect our business and financial condition.

We may have difficulty establishing adequate management, legal and financial controls in the People's Republic of China.

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.  We may have difficulty establishing management, legal and financial controls in the PRC.

Risks Related to the Common Stock

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock, which is listed on the Over-the-Counter Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future.

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our Common Stock is considered “penny stock.”

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.                      PROPERTIES.

We own no interest in any property.

ITEM 3.                      LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET PRICE FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares were traded on the Bulletin Board under the symbol “GRKR”, changed to “RNER” on May 21, 2009.  A summary of trading by quarter for last two fiscal years is as follows:

	High Bid	Low Bid
Fourth Quarter 2-1-09 to 4-30-09	$1.05	$0.55
Third Quarter 11-1-08 to 1-31-09	$0	$0
Second Quarter 8-1-08 to 10-31-08	$0	$0
First Quarter 5-1-08 to 7-31-08	$0	$0

Fourth Quarter 2-1-08 to 4-30-08	$0	$0
Third Quarter 11-1-07 to 1-31-08	$0	$0
Second Quarter 8-1-07 to 10-31-07	$0	$0
First Quarter 5-1-07 to 7-31-07	$0	$0

On July 11, 2008, we completed a ten-for-one stock split.  The par value of the common stock will remain $0.00001 per share and the number of authorized shares of common stock and preferred stock will remain 100,000,000 shares each.  The information contained in this report reflects the stock split.

In April 2006, we issued 5,000,000 shares of common stock were issued to Shu-Heng Wang, one of our former officers and directors and in April 2006 we issued  5,000,000 shares of common stock  to Jean Jin, one of our former officers and directors.  The 10,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

In October 2007, we completed our public offering issued 10,000,000 shares of common stock to 42 persons in consideration of $100,000.

In April 2009, the Company has issued 32 million restricted common shares to the designated party of Beijing RainEarth Technology Co. Ltd. (“RainEarth Designee”) as additional consideration for entering into the Agreement signed between the Company and Beijing RainEarth Technology Co. Ltd. dated March 25, 2009 (“Agreement”), in an offering intended to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Regulation S promulgated pursuant to the Act. RainEarth Designee will not constitute “U.S. Persons” within the meaning of Regulation S, and the shares may become eligible for sale pursuant to Rule 144 under the Act within one year if certain conditions are met. The consideration received by the Company for the issuance of the shares was the agreement of Beijing RainEarth Technology Co. Ltd. to enter into the Agreement.

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

Currently we have $52,470 remaining from the proceeds of our public offering.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are a start-up, developing stage Corporation and have not yet generated or realized any revenues from our business activities.

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

To meet our need for cash, we raised money from our public offering. If China RainEarth is profitable, we will attempt to raise additional money through a private placement, public offering or through loans. If China RainEarth is not profitable, and we do not have enough money to complete our business plan, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

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

We do not intend to hire additional employees at this time. Some work will be conduct by independent contractors that we will hire from time to time.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a developing stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the implementation of our business plan, and possible cost overruns due to price and cost increases in services.

Our revenue depends on the operation of China RainEarth. To become profitable and competitive, China RainEarth

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on March 14, 2006

We acquired the right to explore one property containing fourteen cells.  We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. We have completed a prospecting program in November 2008 and since the Property does not warrant any additional exploration and/or expenditures, it is recommended to be allowed to expire.

On March 25, 2009, the Company and Beijing RainEarth Technology Co. Ltd., a company organized and existing under the laws of the People's Republic of China (“China RainEarth”), entered into a Business Cooperation Agreement (the “Agreement”) for a term of twenty years. The purpose of the Agreement is to jointly conduct Hollow Fiber Mambrane Materials’ application and manufacturing business in China.

Operating Results

Net revenues
As of the date of this report, we have yet to generate any revenues from our business activities.

Costs and Expenses

Total costs and expenses for the twelve months ended April 30, 2009 increased to $53,602 from $34,510 for the same period in 2008. This increase in costs was due primarily to increased general and administrative and professional fees versus the prior year. This increase is caused by more activities this year versus the prior year.

Liquidity and Capital Resources
As of the date of this report, we have yet to generate any revenues from our business activities.
Since inception, we have issued 52,000,000 shares of our common stock and received $139,115.

In April 2006, we issued 10,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993.  The purchase price of the shares was $10.00.  This was accounted for as an acquisition of shares.

In March 2009, we issued 32,000,000 shares of common stock to the designated party of Beijing RainEarth as additional consideration for entering into the Agreement signed between the Company and Beijing RainEarth dated March 25, 2009, in an offering intended to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Regulation S promulgated pursuant to the Act.

As of April 30, 2009, our total assets were $689,226 consisting of cash and investment in Beijing RainEarth, increased from $94,028 as of April 30, 2008. This increased was due primarily to increased investment in Beijing RainEarth which is $636,756.  As of April 30, 2009, our total liabilities were $58,868, about the same as our total liabilities as of April 30, 2008: $59,068.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RainEarth Inc. (formerly Gold Rock Resources Inc.)

I have audited the accompanying balance sheets of RainEarth Inc. (the Company), a development stage company, as of April 30, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the years ended April 30, 2009 and 2008 and for the period March 14, 2006 (date of inception) to April 30, 2009.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RainEarth Inc., a development stage company, as of April 30, 2009 and 2008 and the results of its operations and its cash flows for the years ended April 30, 2009 and 2008 and for the period March 14, 2006 (date of inception) to April 30, 2009 in conformity with accounting principles generally accepted in the United States.

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

By: /s/ Michael T. Studer
Michael T. Studer CPA P.C.
Freeport, New York
 June 18, 2009

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	April 30,	April 30,
	2009	2008

ASSETS
Current Assets
Cash	$52,470	$94,028
Total Current Assets	52,470	94,028
Investment in Beijing RainEarth Technology Co. Ltd
(" Beijing RainEarth"), less accumulated amoritization
of $3,244 and $0, respectively	636,756	-
Total Assets	$689,226	$94,028

	LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$13,847	$14,047
Due to related party	45,021	45,021
Total current liabilities	58,868	59,068
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively		-
Common stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 52,000,000 and 10,000,000 shares, respectively	520	200
Additional paid-in capital	767,615	118,935
Deficit accumulated during
the development stage	(137,777)	(84,175)
Total stockholders' equity	630,358	34,960
Total Liabilities and Stockholders' Equity	$689,226	$94,028

See notes to financial statements.
F-2

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

	Year Ended April 30, 2009	Year Ended April 30, 2008	Cumulative during the development stage(March 14, 2006 to April 30, 2009)

Revenues	$-	$-	$-

Expenses
Donated rent	3,000	3,000	9,375
Donated services	6,000	6,000	18,750
General and administrative	26,165	16,506	43,673
Impairment of mineral claim acquisition costs	-	-	3,062
Professional fees	15,193	9,004	59,673
Amortization of investment in Beijing RainEarth	3,244	-	3,244
Total Costs and Expenses	53,602	34,510	137,777
Net Loss	$(53,602)	$(34,510)	$(137,777)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	23,243,836	15,123,290

See notes to financial statements.
F-3

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity
For the period March 14, 2006 (Inception) to April 30, 2009
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Common stock issued for cash
at a price of $0.000001 per share	10,000,000	$100	$(90)	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	1,035	(19,175)	(18,040)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	10,035	(49,665)	(39,530)
Sale of shares in public
offering at $0.01 per share	10,000,000	100	99,900	-	100,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	$200	$118,935	$(84,175)	$34,960
Common stock issued in connection
with investment in Beijing RainEarth	32,000,000	320	639,680	-	640,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(53,602)	(53,602)
Balance, April 30, 2009	52,000,000	$520	$767,615	$(137,777)	$630,358

See notes to financial statements.
F-4

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	Year Ended April 30, 2009	Year Ended April 30, 2008	Cumulative during the development stage(March 14, 2006 to April 30, 2009)

Cash Flows from Operating Activities
Net loss	$(53,602)	$(34,510)	$(137,777)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	6,000	6,000	18,750
Donated rent	3,000	3,000	9,375
Amortization of investment in Beijing RainEarth	3,244	-	3,244
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(200)	3,424	13,847
Net cash provided by (used for) operating activities	(41,558)	(22,086)	(89,499)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities	-	-	(3,062)
Cash Flows from Financing Activities
Loans from related party	-	-	45,021
Proceeds from sales of common stock	-	100,000	100,010
Net cash provided by (used for) financing activities	-	100,000	145,031

Increase (decrease) in cash	(41,558)	77,914	52,470

Cash, beginning of period	94,028	16,114	-

Cash, end of period	$52,470	$94,028	$52,470

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-Cash investing and financing activities:
Issuance of common stock in connection with
investment in Beijing RainEarth	$640,000	$-	$640,000

See notes to financial statements.
F-5

RAINEARTH INC. (Formerly GOLD ROCK RESOURCES INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

Note 1.  Organization and Business Operations

RainEarth Inc. (the “Company”) was incorporated in the State of Nevada on March 14, 2006 under the name of Gold Rock Resources Inc. In April 2006 (See Note 4), the Company acquired a mineral claim in British Columbia, Canada; the claim was forfeited April 19, 2009. On March 25, 2009 (see Note 5), the Company entered into a Business Cooperation Agreement with Beijing Rain Earth Technology Co. Ltd. (“Beijing RainEarth”) to jointly conduct a Hollow Fiber Membrane Materials application and manufacturing business. On March 27, 2009, the Company changed its name to RainEarth Inc.

On July 11, 2008, the Company effected a 10 for 1 forward stock split of its common stock, thereby increasing the number of issued and outstanding common shares from 2,000,000 shares to 20,000,000 shares and the number of authorized common and preferred shares from 100,000,000 shares to 1,000,000,000 shares. The financial statements have been retroactively adjusted to reflect this stock split.

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At April 30, 2009, the Company had cash of $52,470 and negative working capital of $ 6,398. For the years ended April 30, 2009 and 2008, the Company had net losses of $53,602 and $34,510, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and achieve profitable operations through the Business Cooperation Agreement with Beijing RainEarth. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended April 30, 2009 and 2008 and for the period March 14, 2006 (inception) to April 30, 2008, except for net loss, the Company had no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

f)	Mineral Claim Costs

Mineral claim acquisition costs are capitalized and reviewed periodically for impairment. Exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

g)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities and due to related party, approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and China which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

Note 3. Related Party Balances/Transactions

a) During the year ended April 30, 2009, the Company recognized a total of $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by the President of the Company.

b) At April 30, 2009, the Company is indebted to a former director of the company for $45,021, which is non-interest bearing, unsecured and due on demand.

Note 4. Mineral Claim

In April 2006, the Company, through its former President and director, acquired 100% of the rights, title and interest in a mining claim representing 14 contiguous cells and covering an area of 725 acres.  The property is situated on the eastern-flank of the Summers Creek Valley.  It lies about the Rampart Lake road approximately 11 miles due north of the Town of Princeton (formerly known as Vermillion Forks), British Columbia, Canada. Payment of $3,062 was required to record this mining claim and was paid on April 7, 2006. The claim was registered in the name of the former President of the Company, who agreed to hold the claim in trust on behalf of the Company.  On April 19, 2009, the claim was forfeited due to non payment of renewal fees.

Note 5. Investment in Beijing RainEarth

       At April 30, 2009, the investment in Beijing RainEarth, net, consists of:

Fair value of 32,000,000 shares of RainEarth Inc. Common Stock issued to designated party of Beijing RainEarth pursuant to Business Cooperation Agreement dated March 25, 2009	$640,000
Accumulated amortization	(3,244)
Net	$636,756

The $640,000 fair value of the 32,000,000 shares of RainEarth Inc. common stock was   determined using a $0.02 estimated price per share. No trades occurred in the Company’s shares of Common Stock from July 14, 2008 to April 2, 2009. On April 3, 2009, 2,500 shares traded at $0.55 per share.

The investment is being amortized using the straight line method over the 20 years term of the Business Cooperation Agreement.

On March 25, 2009, the Company entered into a Business Cooperation Agreement (the “Agreement”) with Beijing RainEarth to jointly conduct a Hollow Fiber Membrane Materials application and manufacturing business. The Agreement provides for the Company to provide marketing and consulting services to Beijing RainEarth and to take actions to raise up to $20,000,000 for Beijing RainEarth. The Agreement also provides for the payment of consulting services fees to the Company equal to 60% of Beijing RainEarth’s quarterly revenues after deduction of direct operating costs, expenses and taxes. The term of the Agreement is 20 years. Pursuant to the Agreement, the Company issued 32,000,000 newly issued shares of its Common Stock (representing approximately 61.5% of the 52,000,000 issued and outstanding shares after the issuance) to a designated party of Beijing RainEarth.

Beijing RainEarth was incorporated in Beijing China in March 2006_. According to unaudited financial statements provided the Company, Beijing RainEarth had assets of 5,227,168 Renminbi (“RMB”) (approximately $766,093), liabilities of 74,764 RMB (approximately $10,957), and stockholders’ equity of 5,152,404 RMB (approximately $755,136) at April 30, 2009 and for the four months ended April 30, 2009, had no sales and a net loss of 41,713 RMB (approximately $6,113).

For the year ended April 30, 2009, the Company did not receive or accrue any consulting services fees from Beijing RainEarth.

Note 6.  Preferred Stock - Terms and Conditions

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

The Company shall not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of common stock or other class of stock junior to the preferred stock as to dividends or upon liquidation) in respect of common stock, or other class of stock junior to the preferred stock, nor shall it redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of preferred stock for the current period (and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payments. In the event of the liquidation of the Company, holders of preferred stock shall be entitled to receive, before any payment or distribution on the common stock or any other class of stock junior to the preferred stock upon liquidation, a distribution per share in the amount of the liquidation preference, if any, fixed or determined in accordance with the terms of such preferred stock plus, if so provided in such terms, an amount per share equal to accumulated and unpaid dividends in respect of such preferred stock (whether or not earned or declared) to the date of such distribution.

Neither the sale, lease or exchange of all or substantially all of the property and assets of the Company, nor any consolidation or merger of the Company, shall be deemed to be a liquidation for the purposes of these terms and conditions.

Note 7. Public Offering

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

Note 8. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At April 30, 2009, the Company had a net operating loss carryforward of $109,652, which expires $18,050 in 2026, $21,490 in 2027 and $25,510 in 2028 and $44,602 in 2029. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss carryforward have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At April 30, 2009, the valuation allowance established against the deferred tax asset is $37,282.

The components of the net deferred tax asset and the amount of the valuation allowance are scheduled below:

	April 30, 2009	April 30,
		2008
Net Losses From Inception	$137,777	$84,175
Less nondeductible donated rent and services	(28,125)	(19,125)
Net operating loss carry forward for tax purposes	109,652	65,050
Statutory Tax Rate	34%	34%
Deferred Tax Asset at 34%	37,282	22,117
Valuation Allowance	(37,282)	(22,117)
Net Deferred Tax Asset	$-	$-

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Zhu, YongFu	40	president, principal executive officer, and director
#41 Huan Chen Road, Xinjian Zhong Xue, Xinjian, Jinyun, Zhejiang, P.R. China

Yin, TianHui	55	secretary, treasurer, principal financial officer, principal
5A-56, No.21 Building, WuYi Garden, TongZhou District, Beijing, China		accounting officer, and director

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Zhu, YongFu, 40.  Since August 2004, Mr. Zhu was director, president and chief executive officer of APEX Pacific Investment Limited, a BVI company engaging in International investments. From 1998 to 2004, Mr. Zhu served as education consultant and instructor for Xinjian Middle School, located in Zhejiang, China.

Yin, TianHui, 55. Since 2007, Mr. Yin served as Director, President and Chief Executive Officer for High Grow Development Corp., a BVI company specializing in International investments. Prior to joining High Grow Develop, Mr. Yin participated in various investment projects.

Conflicts of Interest

               We believe that Mr. Zhu and Mr. Yin will not be subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

In the event both Mr. Zhu and Mr. Yin resign as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

ITEM 11.                                EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on March 14, 2006 through April 30, 2009, for each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

SUMMARY COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Zhu, YongFu	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Yin, TianHui	2009	0	0	0	0	0	0	0	0
Secretary	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

We have not paid any salaries in 2009, and we do not anticipate paying any salaries at any time in 2010. We will not begin paying salaries until we have adequate funds to do so.

DIRECTOR COMPENSATION

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Zhu, YongFu	2009	0	0	0	0	0	0

Yin, TianHui	2009	0	0	0	0	0	0

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

Name and Address		Percentage of
Beneficial Ownership	Shares Owned	Shares Owned
Zhu, YongFu	0	0%
#41 Huan Chen Road, Xinjian Zhong Xue, Xinjian, Jinyun, Zhejiang, P.R. China

Yin, TianHui	0	0%
5A-56, No.21 Building, WuYi Garden, TongZhou District, Beijing, China

All Officers and Directors	0	0%
as a Group (2 persons)

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In April 2006, we issued a total of 5,000,000 shares of restricted common stock to Shu-heng Wang, our former president and a former member of the board of directors. This was accounted for as an acquisition of shares of common stock in the amount of $5.00. We also issued a total of 5,000,000 shares of restricted common stock to Jean Jin, our former secretary and a former member of the board of directors. This was accounted for as an acquisition of shares of common stock in the amount of $5.00.

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

As at April 30, 2009, Ms. Jin advanced $45,021 to cover expenses.  The debt is non-interesting and due on demand.

ITEM 14.                                PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$10,500	Michael T. Studer CPA
2008	$6,000	Michael T. Studer CPA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Michael T. Studer CPA
2008	$0	Michael T. Studer CPA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Michael T. Studer CPA
2008	$0	Michael T. Studer CPA

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Michael T. Studer CPA
2008	$0	Michael T. Studer CPA

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV. OTHER INFORMATION

ITEM 15.                                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included herein:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	07/20/06	3.1
3.2	Bylaws.	SB-2	07/20/06	3.2
4.1	Specimen Stock Certificate.	SB-2	07/20/06	4.1
10.1	Trust Agreement	SB-2	07/20/06	10.1
14.1	Code of Ethics.	10-KSB	07/26/07	14.1
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( Chief Financial Officer).				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20 day of June, 2009.

RAINEARTH INC.

BY:	/s/ Zhu, YongFu
Zhu, YongFu, President, Principal Executive Officer

BY:	/s/ Yin, TianHui
Yin, TianHui, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zhu, YongFu	Director	June 20, 2009
Zhu, YongFu

/s/ Yin, TianHui	Director	June 20, 2009
Yin, TianHui

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	07/20/06	3.1
3.2	Bylaws.	SB-2	07/20/06	3.2
4.1	Specimen Stock Certificate.	SB-2	07/20/06	4.1
10.1	Trust Agreement	SB-2	07/20/06	10.1
14.1	Code of Ethics.	10-KSB	07/26/07	14.1
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( Chief Financial Officer).				X