Form 10-Q
period 2009-07-31
RainEarth Inc.
filed 2009-09-18
CIK 1369140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)

♦Yes No x

 Commission File Number 000-52758

RainEarth Inc.
(formerly GoldRock Resources, Inc.)

(Name of small business issuer in its charter)

Nevada	N/A
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

A No.1 Building, ShangDu International Tower,
No.8 DongDaQiao Road, Beijing,
China 100020

(Address of principal executive offices, including zip code)

(852) 3005-7220

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

As of September 15, 2009, the Company has 52,000,000 shares of common stock issued and outstanding.

RainEarth Inc.

Form 10-Q for the period ended July 31, 2009

PART I. - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.
RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	July 31,	April 30,
	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$45,117	$52,470
Total Current Assets	45,117	52,470
Investment in Beijing RainEarth Technology Co. Ltd
(" Beijing RainEarth"), less accumulated amoritization
of $11,310 and $3,244 respectively	628,690	636,756
Total Assets	$673,807	$689,226

	LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$42,494	$13,847
Due to related party	45,021	45,021
Total current liabilities	87,515	58,868
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively
Common stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 52,000,000 and 52,000,000 shares, respectively	520	520
Additional paid-in capital	769,865	767,615
Deficit accumulated during
the development stage	(184,093)	(137,777)
Total stockholders' equity	586,292	630,358
Total Liabilities and Stockholders' Equity	$673,807	$689,226

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended July 31, 2009	Three months ended July 31, 2008	Cumulative during the development stage(March 14, 2006 to July 31, 2009)

Revenues	$-	$-	$-

Expenses
Donated rent	750	750	10,125
Donated services	1,500	1,500	20,250
General and administrative	2,541	648	46,214
Impairment of mineral claim acquisition costs	-	-	3,062
Professional fees	33,459	18,053	93,132
Amortization of investment in Beijing RainEarth	8,066	-	11,310
Total Costs and Expenses	46,316	20,951	184,093
Net Loss	$(46,316)	$(20,951)	$(184,093)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	52,000,000	20,000,000

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity
For the period March 14, 2006 (Inception) to July 31, 2009
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Common stock issued for cash
at a price of $0.000001 per share	10,000,000	$100	$(90)	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	1,035	(19,175)	(18,040)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	10,035	(49,665)	(39,530)
Sale of shares in public
offering at $0.01 per share	10,000,000	100	99,900	-	100,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	$200	$118,935	$(84,175)	$34,960
Common stock issued in connection
with investment in Beijing RainEarth	32,000,000	320	639,680	-	640,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(53,602)	(53,602)
Balance, April 30, 2009	52,000,000	$520	$767,615	$(137,777)	$630,358
Unaudited:
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	(46,316)	(46,316)
Balance, July 31, 2009	52,000,000	$520	$769,865	$(184,093)	$586,292

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Three months ended July 31, 2009	Three months ended July 31, 2008	Cumulative during the development stage(March 14, 2006 to July 31, 2009)

Cash Flows from Operating Activities
Net loss	$(46,316)	$(20,951)	$(184,093)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	1,500	1,500	20,250
Donated rent	750	750	10,125
Amortization of investment in Beijing RainEarth	8,066	-	11,310
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	28,647	5,809	42,494
Net cash provided by (used for) operating activities	(7,353)	(12,892)	(96,852)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities	-	-	(3,062)
Cash Flows from Financing Activities
Loans from related party	-	-	45,021
Proceeds from sales of common stock	-		100,010
Net cash provided by (used for) financing activities	-	-	145,031

Increase (decrease) in cash	(7,353)	(12,892)	45,117

Cash, beginning of period	52,470	94,028	-

Cash, end of period	$45,117	$81,136	$45,117

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-Cash investing and financing activities:
Issuance of common stock in connection with
investment in Beijing RainEarth	$640,000	$-	$640,000
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

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At July 31, 2009, the Company had cash of $45,117 and negative working capital of $42,398. For the three months ended July 31, 2009 and 2008, the Company had net losses of $46,316 and $20,951, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and achieve profitable operations through the Business Cooperation Agreement with Beijing RainEarth. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Statements

 The unaudited financial statements as of July 31, 2009 and for the three months ended July 31, 2009 and 2008 and for the period March 14, 2006 (inception) to July 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2009 and the results of operations and cash flows for the periods ended July 31, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended July 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2010. The balance sheet at April 30, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended April 30, 2009 as included in our report on Form 10-K filed June 22, 2009.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Note 3. Related Party Balances/Transactions

a) During the three months ended July 31, 2009 and 2008, the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President of the Company at no cost.

b) At July 31, 2009, the Company is indebted to a director of the Company for $45,021, which is non-interest bearing, unsecured and due on demand.

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

Note 5. Investment in Beijing RainEarth

       The investment in Beijing RainEarth, net, consists of:

	July 31,	April 30,
	2009	2009
Fair value of 32,000,000 shares of RainEarth Inc.
Common Stock issued to designated party of Beijing
RainEarth pursuant to Business Cooperation Agreement
dated March 25, 2009	$640,000	$640,000
Accumulated amortization	(11,310)	(3,244)
Net	$628,690	$636,756

The $640,000 fair value of the 32,000,000 shares of RainEarth Inc. common stock was   determined using a $0.02 estimated price per share. No trades occurred in the Company’s shares of Common Stock from July 14, 2008 to April 2, 2009. On April 3, 2009, 2,500 shares traded at $0.55 per share and on July 31, 2009, 98,000 shares traded at prices ranging from $0.021 to $0.0275 per share.

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

Beijing RainEarth was incorporated in Beijing China in March 2006_. According to unaudited financial statements provided the Company, Beijing RainEarth had assets of 5,152,917 Renminbi (“RMB”) (approximately $754,129), liabilities of 74,763 RMB (approximately $10,942), and stockholders’ equity of 5,078,154 RMB (approximately $743,188) at July 31, 2009 and for the three months ended July 31, 2009, had sales of       900,000 RMB (approximately $131,751), and a net loss of 74,250 RMB (approximately $10,869).

For the three months ended July 31, 2009 and for the period March 14, 2006 (inception) to July 31, 2009, the Company did not receive or accrue any consulting services fees from Beijing RainEarth.

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

Note 8. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At July 31, 2009, the Company had a net operating loss carryforward of $153,718, which expires $18,050 in 2026, $21,490 in 2027 and $25,510 in 2028, $44,602 in 2029 and $46,316 in 2030. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss carryforward have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At July 31, 2009, the valuation allowance established against the deferred tax asset is $52,264.

The components of the net deferred tax asset and the amount of the valuation allowance are scheduled below:

	July 31, 2009	April 30,
		2009
Net Losses From Inception	$184,093	$137,777
Less donated rent and services	(30,375)	(28,125)
Net operating loss carryforward for tax purposes	$153,718	$109,652
Statutory Tax Rate	34%	34%
Deferred Tax Asset at 34%	$52,264	$37,282
Valuation Allowance	(52,264)	(37,282)
Net Deferred Tax Asset	$-	$-

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

Overview of the Company's Business

We are a development stage Corporation and have not yet generated or realized any revenues from our business operations.

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

The Company will provide Advice and assistance relating to development of marketing and provision of consultancy services, particularly as related to the Business to China RainEarth, and take such action as may be reasonably required to raise up to RMB 136 million ($ 20 million U.S. Dollar) of China RainEarth's financial obligations.

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

Results of Operations

For the Three Months ended July 31, 2009

Operating Revenues. Operating revenues for the three months ended July 31 of 2009 and 2008 were both $0.
.
Operating Expenses. The Company's operating expenses totaled $46,316 for the quarter ended July 31, 2009, compared to $20,951 for the same quarter of 2008. The change was contributed to increased general and administrative expenses.

Loss from Operations. The Company has recorded a loss of $46,316 for the quarter ended July 31, 2009, compared to a loss of $20,951 for 2008. The difference was caused by increased general and administrative expenses.

Net Loss. The Company had a net loss of $46,316 and $20,951 for the quarter ended July 31, 2009 and 2008, following an increase in general and administrative expenses.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

Cash balances as of July 31, 2009 and April 30, 2009 were $45,117 and $52,470.

Net cash provided by financial activities for three months ended July 31, 2009 and 2008 were both $0.

As of July 31, 2009, our total assets were $673,807 and total liabilities were $87,515.

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

ITEM 4A. INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A- RISK FACTORS

There were no material changes to Risk Factors disclosed in this Form 10-Q for the quarter ended July 31, 2009.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit No.    Document Description

31.1        Certification of Principal Executive Officer pursuant to Rule 13a -15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2        Certification of Principal Financial Officer pursuant to Rule 13a -15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1        Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2        Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of September, 2009.

RainEarth Inc.
(the "Registrant")

BY:	/s/ YongFu Zhu
YongFu Zhu, President, Principal Executive Officer

BY:	/s/ TianHui Yin
TianHui Yin, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer