Form 10-Q
period 2009-10-31
RainEarth Inc.
filed 2009-12-21
CIK 1369140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

As of December 15, 2009, the Company has 52,000,000 shares of common stock issued and outstanding.

RainEarth Inc.

Form 10-Q for the period ended July 31, 2009

PART I. - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.
RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	October 31,	April 30,
	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$16,592	$52,470
Total Current Assets	16,592	52,470
Investment in Beijing RainEarth Technology Co. Ltd
(" Beijing RainEarth"), less accumulated amoritization
of $19,376 and $3,244 respectively	620,624	636,756
Total Assets	$637,216	$689,226

	LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$24,556	$13,847
Due to related party	45,021	45,021
Total current liabilities	69,577	58,868
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively
Common stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 52,000,000 and 52,000,000 shares, respectively	520	520
Additional paid-in capital	772,115	767,615
Deficit accumulated during
the development stage	(204,996)	(137,777)
Total stockholders' equity	567,639	630,358
Total Liabilities and Stockholders' Equity	$637,216	$689,226

See notes to financial statements.
F-2

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended October 31, 2009	Three months ended October 31, 2008	Six months ended October 31, 2009	Six months ended October 31, 2008	Cumulative during the development stage(March 14, 2006 to October 31, 2009)

Revenues	$-	$-	$-	$-	$-

Expenses
Donated rent	750	750	1,500	1,500	10,875
Donated services	1,500	1,500	3,000	3,000	21,750
General and administrative	169	196	2,710	844	46,383
Impairment of mineral claim acquisition costs	-	-	-	-	3,062
Professional fees	10,418	8,769	43,877	26,822	103,550
Amortization of investment in Beijing RainEarth	8,066	-	16,132	-	19,376
Total Costs and Expenses	20,903	11,215	67,219	32,166	204,996
Net Loss	$(20,903)	$(11,215)	$(67,219)	$(32,166)	$(204,996)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	52,000,000	52,000,000	52,000,000	20,000,000

See notes to financial statements.
F-3

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity
For the period March 14, 2006 (Inception) to October 31, 2009
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Common stock issued for cash
at a price of $0.000001 per share	10,000,000	$100	$(90)	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	1,035	(19,175)	(18,040)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	10,035	(49,665)	(39,530)
Sale of shares in public
offering at $0.01 per share	10,000,000	100	99,900	-	100,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	200	118,935	(84,175)	34,960
Common stock issued in connection
with investment in Beijing RainEarth	32,000,000	320	639,680	-	640,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(53,602)	(53,602)
Balance, April 30, 2009	52,000,000	520	767,615	(137,777)	630,358
Unaudited:
Donated services and rent	-	-	4,500	-	4,500
Net loss	-	-	-	(67,219)	(67,219)
Balance, October 31, 2009	52,000,000	$520	$772,115	$(204,996)	$567,639

See notes to financial statements.
F-4
RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Six months ended October 31, 2009	Six months ended October 31, 2008	Cumulative during the development stage(March 14, 2006 to October 31, 2009)

Cash Flows from Operating Activities
Net loss			$(67,219)	$(32,166)	$(204,996)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs			-	-	3,062
Donated services			3,000	3,000	21,750
Donated rent			1,500	1,500	10,875
Amortization of investment in Beijing RainEarth			16,132	-	19,376
Changes in operating assets and liabilities
Accounts payable and accrued liabilities			10,709	451	24,556
Net cash provided by (used for) operating activities			(35,878)	(27,215)	(125,377)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred			-	-	(3,062)
Net cash provided by (used for) investing activities			-	-	(3,062)
Cash Flows from Financing Activities
Loans from related party			-	-	45,021
Proceeds from sales of common stock			-	-	100,010
Net cash provided by (used for) financing activities			-	-	145,031

Increase (decrease) in cash			(35,878)	(27,215)	16,592

Cash, beginning of period			52,470	94,028	-

Cash, end of period			$16,592	$66,813	$16,592

Supplemental disclosures of cash flow information:
Interest paid			$-	$-	$-
Income taxes paid			$-	$-	$-
Non-Cash investing and financing activities:
Issuance of common stock in connection with
investment in Beijing RainEarth			$640,000	$-	$640,000
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

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At October 31, 2009, the Company had cash of $16,592 and negative working capital of $52,985. For the three and six months ended October 31, 2009 and 2008, the Company had net losses of $20,903, $11,215, $67,219 and $32,166 respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and achieve profitable operations through the Business Cooperation Agreement with Beijing RainEarth. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Statements

The unaudited financial statements as of October 31, 2009 and for the three and six months ended October 31, 2009 and 2008 and for the period March 14, 2006 (inception) to October 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2009 and the results of operations and cash flows for the three and six months ended October 31, 2009 and 2008, and for the period March 14, 2006 (inception) to October 31, 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six month period ended October 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2010. The balance sheet at April 30, 2009 has been derived from the audited financial statements at that date.

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

Note 3. Related Party Balances/Transactions

a) During the six months ended October 31, 2009 and 2008, the Company recognized a total of $3,000 for donated services at $500 per month and $1,500 for donated rent at $250 per month provided by the President of the Company at no cost.

b) At October 31, 2009, the Company is indebted to a director of the Company for $45,021, which is non-interest bearing, unsecured and due on demand.

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

Note 5. Investment in Beijing RainEarth

       The investment in Beijing RainEarth, net, consists of:

	October 31,	April 30,
	2009	2009
Fair value of 32,000,000 shares of RainEarth Inc.
Common Stock issued to designated party of Beijing
RainEarth pursuant to Business Cooperation Agreement
dated March 25, 2009	$640,000	$640,000
Accumulated amortization	(19,376)	(3,244)
Net	$620,624	$636,756

The $640,000 fair value of the 32,000,000 shares of RainEarth Inc. common stock was   determined using a $0.02 estimated price per share. No trades occurred in the Company’s shares of Common Stock from July 14, 2008 to April 2, 2009. On April 3, 2009, 2,500 shares traded at $0.55 per share and on October 29, 2009, 27,000 shares traded at a price of $0.017 per share.

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

Beijing RainEarth was incorporated in Beijing China in March 2006_. According to unaudited financial statements provided the Company, Beijing RainEarth had assets of 7,374,790 Renminbi (“RMB”) (approximately $1,078,194), liabilities of 1,624,763 RMB (approximately $237,540), and stockholders’ equity of 5,750,027 RMB (approximately $840,654) at October 31, 2009 and for the six months ended October 31, 2009, had sales of       5,700,000 RMB (approximately $835,620), and a net profit of 597,623 RMB (approximately $87,611).

For the three and six months ended October 31, 2009 and for the period March 14, 2006 (inception) to October 31, 2009, the Company did not receive or accrue any consulting services fees from Beijing RainEarth.

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

Note 8. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At October 31, 2009, the Company had a net operating loss carryforward of $152,995, which expires $18,050 in 2026, $21,490 in 2027, $25,510 in 2028, $41,358 in 2029 and $46,587 in 2030. Pursuant to Accounting Standards Codification (“ASC”) 740, “Income Taxes”, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss carryforward have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At October 31, 2009, the valuation allowance established against the deferred tax asset is $52,018.

The components of the net deferred tax asset and the amount of the valuation allowance are scheduled below:

	October 31, 2009	April 30,
		2009
Net Losses From Inception	$204,996	$137,777
Less donated rent and services	(32,625)	(28,125)
Less amortization of investment in Beijing RainEarth	(19,376)	(3,244)
Net operating loss carryforward for tax purposes	$152,995	$106,408
Statutory Tax Rate	34%	34%
Deferred Tax Asset at 34%	$52,018	$36,179
Valuation Allowance	(52,018)	(36,179)
Net Deferred Tax Asset	$-	$-

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

Note 9. Subsequent Events

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

Based on the recommendation from the geologist consultant, the Company started to look for other business opportunities. On March 25, 2009, the Company and Beijing RainEarth Technology Co. Ltd., a company organized and existing under the laws of the People's Republic of China (“China RainEarth”), entered into a Business Cooperation Agreement (the “Agreement”) for a term of twenty years. The purpose of the Agreement is to jointly conduct Hollow Fiber Membrane Materials’ application and manufacturing business in China.

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

 The Company has changed its name to RainEarth Inc. to better reflect its current business.

We have had no revenues and have experienced losses since inception. Our future revenues will depend on the result of operations of China RainEarth. China RainEarth was established in October, 2005 in Beijing, China. China RainEarth is a hi-tech enterprise which is dedicated to the research & development and application of fiber membrane technologies. Developed independently by China RainEarth, the techniques for manufacturing hollow fiber membranes and fiber drawing equipment broke through foreign (mainly German) technical monopoly, and gained supports from the Beijing Innovation Fund for Small and Medium Enterprises in 2007, along with the Beijing Municipal Science & Technology Commission and the Innovation Fund for the 1st Batch of Small and Medium Technical Enterprises in 2008, the fund was released from the Ministry of Science and Technology in China.

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

Blood dialysis is an effective measure for patients with acute and chronic renal failure (uremia) to sustain their lives. In 2007, 7-8 million pieces of blood dialyzers were consumed in China. With the rapid social and economic development as well as improvement of healthcare services, 15 million pieces of blood dialyzers will be consumed in China by 2012 and the market size may approximate US$200 million. 70 million pieces of dialyzers are consumed each year in developing countries including Turkey, India, South Africa and Pakistan, according to the Company’s own research.

We have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

We may not have enough money to complete our business plan.  If it turns out that we have not raised enough money to complete our business plan, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can not raise it, we will have to suspend or cease operations.

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

Results of Operations

For the Three Months ended October 31, 2009

Operating Revenues. Operating revenues for the three months ended October 31 of 2009 and 2008 were both $0.

Operating Expenses. The Company's operating expenses totaled $20,903 for the quarter ended October 31, 2009, compared to $11,215 for the same quarter of 2008. The change was mainly caused by adding amortization of investment in Beijing RainEarth.

Loss from Operations. The Company has recorded a loss of $20,903 for the quarter ended October 31, 2009, compared to a loss of $11,215 for 2008. The difference was caused mainly by adding amortization of investment in Beijing RainEarth.

Net Loss. The Company had a net loss of $20,903 and $11,215 for the quarter ended October 31, 2009 and 2008, mainly due to the increased amortization of investment in Beijing RainEarth.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

Cash balances as of October 31, 2009 and April 30, 2009 were $16,592 and $52,470.

Net cash provided by financial activities for three months ended October 31, 2009 and 2008 were both $0.

As of October 31, 2009, our total assets were $637,216 and total liabilities were $69,577.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A- RISK FACTORS

There were no material changes to Risk Factors disclosed in this Form 10-Q for the quarter ended October 31, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th  day of December, 2009.

RainEarth Inc.
(the "Registrant")

BY:	/s/ YongFu Zhu
YongFu Zhu, President, Principal Executive Officer

BY:	/s/ TianHui Yin
TianHui Yin, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer