Form 10-Q
period 2010-01-31
RainEarth Inc.
filed 2010-03-19
CIK 1369140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549




Form 10Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010




Commission File Number 000-52758

RainEarth Inc.
(formerly GoldRock Resources, Inc.)

(Name of small business issuer in its charter)

Nevada (State or Other Jurisdiction of Organization)

N/A
(IRS Employer Identification No.)

A No.1 Building, ShangDu International Tower,
No.8 DongDaQiao Road, Beijing,
China 100020

(Address of principal executive offices, including zip code)

(852) 3005-7220

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)
Yes No (x)


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

As of March 15, 2010, the Company has 52,000,000 shares of common stock issued and outstanding.



RainEarth Inc.

Form 10-Q for the period ended January 31, 2010

TABLE OF CONTENTS

								Page

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (Unaudited)		 	3
 Condensed Consolidated Balance Sheets 			 	3
 Condensed Consolidated Statements of Operations 		4
 Condensed Consolidated Statements of Cash Flows 		5
 Notes to Consolidated Financial Statements 			6-11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS 			12-17

ITEM 3 -QUANTITATIVE AND QUALITATIVE DISCLOSURES
 ABOUT MARKET RISK 						17

 ITEM 4 - CONTROLS AND PROCEDURES 				17

ITEM 4A - INTERNAL CONTROL OVER FINANCIAL REPORTING 		17

 PART II - OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS 					18

ITEM 1A - RISK FACTORS 						18

ITEM 2- UNREGISTERED SALES OF EQUITY SECURITIES
 AND USE OF PROCEEDS 						18

ITEM 3- DEFAULTS UPON SENIOR SECURITIES 			18

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 	18

ITEM 5 - OTHER INFORMATION 					18

ITEM 6- EXHIBITS 						19

SIGNATURES 							20-25



PART I. - FINANCIAL INFORMATION


ITEM 1. INTERIM FINANCIAL STATEMENTS.


RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

						  Jan 31,      April 30,
						   2010          2009
						(Unaudited)

ASSETS

Current Assets
  Cash					    $      13,182   $    52,470
						_______________________
Total Current Assets                               13,182        52,470

Investment in Beijing RainEarth
Technology Co. Ltd ("Beijing RainEarth"),
less accumulated amortization of $27,441
and $3,244 respectively                           612,559       636,756
						_______________________
Total Assets                                $     625,741   $   689,226
						_______________________


Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued liabilities  $      26,547   $    13,847
  Due to related party                             45,021        45,021
						_______________________
Total current liabilities 			   71,568        58,868
						_______________________


Stockholders' Equity
  Preferred stock, $0.00001 par value
   Authorized 1,000,000,000 shares
   Issued and outstanding, none issued                 -             -
  Common stock, $0.00001 par value
   Authorized 1,000,000,000 shares
   Issued and outstanding, 52,000,000 and
   52,000,000 shares, respectively                    520           520
   Additional paid-in capital                      774365       767,615
   Accumulated deficit                           (220,712)     (137,777)
						_______________________
Total stockholders' equity                        554,173       630,358
						_______________________
Total Liabilities and Stockholders' Equity  $     625,741   $   689,226
						_______________________



The accompanying notes are an integral part of these financial statements




RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

								Cumulative
								during the
								development
								  stage
								(March 14,
		         For the 3 months    For the 9 months    2006 to
                          ended Jan 31         ended Jan 31       Jan 31)
 			 2010       2009     2010       2009        2010

Revenue               $    -          -        -          -           -

Expenses
 Donated rent              750       750    2,250      2,250      11,625
 Donated services        1,500     1,500    4,500      4,500      23,250
 General and
 administrative             84       721      419      1,565      46,467
 Impairment of mineral
 claim acquisition costs    -         -        -          -        3,062
 Professional fees       5,316     3,068   51,569     29,890     108,866
 Amortization of
 investment in
 Beijing RainEarth       8,066        -    24,197         -       27,442
			________________________________________________
Total Cost and
Expenses                15,716     6,039   82,935     38,205     220,712
			________________________________________________
Net Loss             $ (15,716)   (6,039) (82,935)   (38,205)   (220,712)
			________________________________________________


Net Loss per share
  Basic and diluted  $   (0.00)    (0.00)   (0.00)    (0.00)

Number of common shares
used to compute loss
per share
 Basic and diluted   52,000,000  52,000,000  52,000,000  52,000,000



The accompanying notes are an integral part of these financial statements



RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

								Cumulative
								during the
								development
								  stage
								(March 14,
			                  9 months ended	 2006 to
			                    January 31,           Jan 31)
 				   	  2010         2009         2010


Cash Flows from Operating Activities

  Net loss                          $   (82,935)  $  (38,205)  $  (220,712)
  Adjustments to reconcile net
  loss to net
  cash used for operating activities:
  Impairment of mineral claim
  acquisition costs                          -            -          3,062
  Donated services                        4,500        4,500        23,250
  Donated rent                            2,250        2,250        11,625
  Amortization of investment in
  Beijing RainEarth                      24,197           -         27,442
  Changes in operating assets
  and liabilities
  Accounts payable and accrued
  liabilities                            12,700          439        26,547
					__________________________________
Net cash provided by (used for)
operating activities                    (39,288)     (31,016)     (128,786)
					__________________________________
Cash Flows from Investing Activities
  Mineral claim acquisition
  costs incurred                             -            -         (3,062)
					__________________________________
Net cash provided by (used for)
investing activities                         -            -         (3,062)
					__________________________________
Cash Flows from Financing Activities
  Loans from related party                   -            -         45,021
  Proceeds from sales of common stock        -            -        100,010
					__________________________________
Net cash provided by (used for)
financing activities                         -            -        145,031
					__________________________________

Increase (decrease) in cash             (39,288)     (31,016)       13,183

Cash, beginning of period                52,470       94,028            -
   					__________________________________
Cash, end of period                 $    13,182       63,012        13,183
					__________________________________


Supplemental disclosures of cash flow information:
  Interest paid                     $        -            -            -
  Income taxes paid                 $	     -            -            -

Non-Cash investing and financing activities:
  Issuance of common stock in
  connection with investment in
  Beijing RainEarth                 $   640,000           -        640,000





The accompanying notes are an integral part of these financial statements





RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)

Note 1.

Organization and Business Operations
RainEarth Inc. (the "Company") was incorporated in the State of Nevada on March 14, 2006 under the name of Gold Rock Resources Inc. In April 2006 (see Note 4), the Company acquired a mineral claim in British Columbia, Canada; the claim was forfeited April 19, 2009. On March 25, 2009 (see Note 5), the Company entered into a Business Cooperation Agreement with Beijing Rain Earth Technology Co. Ltd. ("Beijing RainEarth") to jointly conduct a Hollow Fiber Membrane Materials application and manufacturing business. On March 27, 2009, the Company changed its name to RainEarth Inc.

On July 11, 2008, the Company effected a 10 for 1 forward stock split of its common stock, thereby increasing the number of issued and outstanding common shares from 2,000,000 shares to 20,000,000 shares and the number of authorized common and preferred shares from 100,000,000 shares to 1,000,000,000 shares. The financial statements have been retroactively adjusted to reflect this stock split.

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At January 31, 2010, the Company had cash of $13,182 and negative working capital of $58,386. For the three and nine months ended January 31, 2010 and 2009, the Company had net losses of $15,716, $6,039, $82,935 and $38,205, respectively. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company plans to raise additional capital and achieve profitable operations through the Business Cooperation Agreement with Beijing RainEarth. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



Note 2.

Interim Financial Statements
The unaudited financial statements as of January 31, 2010 and for the three and nine months ended January 31, 2010 and 2009 and for the period March 14, 2006 (inception) to January 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2010 and the results of operations and cash flows for the three and nine months ended January 31, 2010 and 2009, and for the period March 14, 2006 (inception) to January 31, 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month period ended January 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2010. The balance sheet at April 30, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended April 30, 2009 as included in our report on Form 10-K filed June 22, 2009.

Note 3. Related Party Balances/Transactions

a) During the nine months ended January 31, 2010 and 2009, the Company recognized a total of $4,500 for donated services at $500 per month and $1,500 for donated rent at $250 per month provided by the President of the Company at no cost.

b) At January 31, 2010, the Company is indebted to a director of the Company for $45,021, which is non-interest bearing, unsecured and due on demand.




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

Note 5. Investment in Beijing RainEarth

The investment in Beijing RainEarth, net, consists of:

January 31,April 30, 2010 2009 Fair value of 32,000,000 shares of
RainEarth Inc.
Common Stock issued to designated party of Beijing RainEarth pursuant to Business Cooperation Agreement dated March 25, 2009 $640,000 $640,000 Accumulated amortization (27,441)(3,244)Net$612,559 $636,756 The $640,000 fair value of the
32,000,000 shares of RainEarth Inc. common stock was   determined
using a $0.02 estimated price per share. No trades occurred in the Company's shares of Common Stock from July 14, 2008 to April 2, 2009. On April 3, 2009, 2,500 shares traded at $0.55 per share and on October 29, 2009, 27,000 shares traded at prices ranging from $0.017 to $0.0175 per share.
The investment is being amortized using the straight line method over the 20 years term of the Business Cooperation Agreement.

On March 25, 2009, the Company entered into a Business Cooperation Agreement (the "Agreement") with Beijing RainEarth to jointly conduct a Hollow Fiber Membrane Materials application and manufacturing business. The Agreement provides for the Company to provide marketing and consulting services to Beijing RainEarth and to take actions to raise up to $20,000,000 for Beijing RainEarth. The Agreement also provides for the payment of consulting services fees to the Company equal to 60% of Beijing RainEarth's quarterly revenues after deduction of direct operating costs, expenses and taxes. The term of the Agreement is 20 years. Pursuant to the Agreement, the Company issued 32,000,000 newly issued shares of its Common Stock (representing approximately 61.5% of the 52,000,000 issued and outstanding shares after the issuance) to a designated party of Beijing RainEarth.



Beijing RainEarth was incorporated in Beijing China in March 2006. According to unaudited financial statements provided the Company, Beijing RainEarth had assets of 4,165,486 Renminbi ("RMB") (approximately $610,077), liabilities of 74,763 RMB (approximately $10,950), and stockholders' equity of 4,090,723 RMB (approximately $599,127) at January 31, 2010 and for the nine months ended
January 31, 2010, had sales of       5,700,000 RMB (approximately
$834,794) and a net loss of 425,592 RMB (approximately $62,330).

For the three and nine months ended January 31, 2010 and for the period March 14, 2006 (inception) to January 31, 2010, the Company did not receive or accrue any consulting services fees from Beijing RainEarth.

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

Note 7. Public Offering

On February 1, 2007, the Securities and Exchange Commission declared effective the Company's Form SB-2 Registration Statement relating to a public offering of up to 20,000,000 shares of common stock at $0.01 per share, or $200,000 total. On October 26, 2007, the Company completed its public offering. A total of 10,000,000 shares of common stock were sold, resulting in gross proceeds to the Company of $100,000.


Note 8. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At January 31, 2010, the Company had a net operating loss carryforward of $158,395, which expires $18,050 in 2026, $21,490 in 2027, $25,510 in 2028, $41,358 in 2029 and $51,987 in 2030. Pursuant to
Accounting Standards Codification ("ASC") 740, "Income Taxes", the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss carryforward have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At January 31, 2010, the valuation allowance established against the deferred tax asset is $53,854.

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

Based on the recommendation from the geologist consultant, the Company started to look for other business opportunities. On March 25, 2009, the Company and Beijing RainEarth Technology Co. Ltd., a company organized and existing under the laws of the People's Republic of China (China RainEarth), entered into a Business Cooperation Agreement
(the Agreement) for a term of twenty years. The purpose of the Agreement is to jointly conduct Hollow Fiber Membrane Materials application and manufacturing business in China.



The Company will provide Advice and assistance relating to development of marketing and provision of consultancy services, particularly as related to the Business to China RainEarth, and take such action as may be reasonably required to raise up to RMB 136 million ($ 20 million U.S. Dollar) of China RainEarth's financial obligations.

China RainEarth will retain the services of the Company in relation to the current and proposed operations of China RainEarth's business in the People's Republic of China. China RainEarth will give 60% of its revenue after deduction of direct operating costs, expenses and taxes to the Company in consideration of the Company's services.

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

China RainEarth initially chose the benchmark product blood dialyzer, which can best certify their product research & development and manufacturing advantages, as the market entry point, and then further entered concentrator and water purification markets.

Blood dialysis is an effective measure for patients with acute and chronic renal failure (uremia) to sustain their lives. In 2007, 7-8 million pieces of blood dialyzers were consumed in China. With the rapid social and economic development as well as improvement of healthcare services, 15 million pieces of blood dialyzers will be consumed in China by 2012 and the market size may approximate US$200 million. 70 million pieces of dialyzers are consumed each year in developing countries including Turkey, India, South Africa and Pakistan, according to the Company's own research.



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



Results of Operations

For the Three Months ended January 31, 2010

Operating Revenues. Operating revenues for the three months ended
January 31 of 2010 and 2009 were both $0.

Operating Expenses. The Company's operating expenses totaled $15,716 for the quarter ended January 31, 2010, compared to $6,039 for the same quarter of 2009. The change was mainly caused by adding amortization of investment in Beijing RainEarth.

Loss from Operations. The Company has recorded a loss of $15,716 for the quarter ended January 31, 2010, compared to a loss of $6,039 for 2009. The difference was caused mainly by adding amortization of investment in Beijing RainEarth.

Net Loss. The Company had a net loss of $15,716 and $6,039 for the quarter ended January 31, 2010 and 2009, mainly due to the increased amortization of investment in Beijing RainEarth.


Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

Cash balances as of January 31, 2010 and April 30, 2009 were
$13,182 and $52,470.

Net cash provided by financial activities for three months ended January 31, 2010 and 2009 were both $0.

As of January 31, 2010, our total assets were $625,741and total liabilities were $71,568.

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



PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A- RISK FACTORS

There were no material changes to Risk Factors disclosed in this Form 10-Q for the quarter ended January 31, 2010.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.




ITEM 6 - EXHIBITS

Exhibit No.Document Description

31.1Certification of Principal Executive Officer pursuant to
Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2Certification of Principal Financial Officer pursuant to
Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1Certification of Chief Executive Officer Pursuant To 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 Of The Sarbanes
-Oxley Act of 2002.

32.2Certification of Chief Financial Officer Pursuant To 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 Of The Sarbanes
-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17 day of March, 2010.

RainEarth Inc
(the "Registrant")

BY:/s/ YongFu Zhu

YongFu Zhu,President, Principal
Executive Officer

BY:/s/ TianHui Yin

TianHui Yin, Secretary, Treasurer,
Principal Financial Officer and Principal
 Accounting Officer



EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION
302 OF THE SARBANES OXLEY ACT


I, Zhu, YongFu, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of RainEarth Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material act or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly?during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with general accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer'sdisclosure controls and procedures and presented in this report?our conclusions about the effectiveness of the disclosure?controls and procedures, as of the end of the period covered by this report based on such evaluation; and



(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our??most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

RainEarth Inc.

March 17, 2010

By:/s/Zhu, YongFu
Zhu, YongFu
President, Chairman




EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION
302 OF THE SARBANES OXLEY ACT


I, Yin, TianHui, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of RainEarth Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with general accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by?this report based on such evaluation; and




(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

RainEarth Inc.

March 17, 2010

By:/s/ Yin, TianHui

Yin, TianHui
Director and Secretary







Exhibit 32.1

CERTIFICATION OF DISCLOSURE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Zhu, YongFu, President of RainEarth Inc. (formerly GOLD ROCK
RESOURCES, INC.) certify pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2010 (the "Periodic Report") which this statement accompanies fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of RainEarth Inc.

RainEarth Inc

March 17, 2010

By:/s/ Zhu, YongFu

Zhu, YongFu
President
 A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to RainEarth Inc. and will be retained by RainEarth Inc. and furnished to the Securities and Exchange Commission or its staff upon request.



Exhibit 32.2

 CERTIFICATION OF DISCLOSURE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Yin, TianHui, Secretary of RainEarth Inc. (formerly GOLD
ROCK RESOURCES, INC.), certify pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2010 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of RainEarth Inc.

 RainEarth Inc.

March 17, 2010

By:/s/ Yin, TianHui

Yin, TianHui
Secretary
A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to RainEarth Inc. and will be retained by RainEarth Inc. furnished to the Securities and Exchange Commission or its staff upon request.



