Form 10-K
period 2010-04-30
RainEarth Inc.
filed 2010-08-16
CIK 1369140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED APRIL 30, 2010

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
Yes [   ]    No [X]

Indicate by check mark whether the Company(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.
Yes [X]    No [   ]

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

Large Accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]    No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of Aug. 14, 2010, US$0.01.

TABLE OF CONTENTS

Page

PART I
Item 1.	Business.
Item 1A.	Risk Factors.
Item 1B.	Unresolved Staff Comments.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

PART II
Item 5.	Market Price for the Company’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

PART III
Item 9A.	Controls and Procedures.
Item 9B.	Other Information.
Item 10.	Directors and Executive Officers, Promoters and Control Persons.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accounting Fees and Services.

PART IV
Item 15.	Exhibits and Financial Statement Schedules.

PART I.

ITEM 1. BUSINESS

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

  our ability to maintain and/or improve sales and earnings performance;

  the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

  our ability to service our debt;

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

  evolution of the fee-for-service arrangements being adopted by our major wholesale customers;

  risks inherent in divestitures and spin-offs, including business risks, legal risks and risks associated with the tax and accounting treatment of such transactions;

  inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

  the possibility that the Merger may involve unexpected costs;

  the outcome of any pending or future litigation and administrative claims;

  the impact of recent legislative changes to the governmental reimbursement system;

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

          We were incorporated in the State of Nevada on March 14, 2006. We are a developing stage corporation. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at A No.1 Building, Shang Du International Tower, No.8 Dong Da Qiao Road, Beijing, China 100020. This is our mailing address as well. Our telephone number is (852)3005-7220.

Background

          In April 2006, Shu-heng Wang, our former president acquired one mining claim containing fourteen cells in British Columbia, Canada (Property) by arranging the registration of the same through James W. McLeod, a geologist, a non affiliated third party. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid. The online grid is the geographical basis for the cell. Mr. McLeod is a self-employed contract stoker, field worker and professional geologist residing in British Columbia.

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

          We have no revenues, have achieved losses since inception; our future revenue will depend on the operation result of China RainEarth. China RainEarth was established in October, 2005 in Beijing, China. China RainEarth is a hi-tech enterprise which is dedicated to the research & development and application of fiber membrane technologies. Developed independently by China RainEarth, the techniques for manufacturing hollow fiber membranes and fiber drawing equipment broke through foreign (mainly German) technical monopoly, and gained supports from the Beijing Innovation Fund for Small and Medium Enterprises in 2007, along with the Beijing Municipal Science & Technology Commission and the Innovation Fund for the 1st Batch of Small and Medium Technical Enterprises in 2008, the fund was released from the Ministry of Science and Technology in China.

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

          We may not have enough money to complete our business plan. If it turns out that we have not raised enough money to complete our business plan, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cannot raise it, we will have to suspend or cease operations.

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

Regulatory Considerations

          Pharmaceutical products are subject to extensive pre- and post-market regulation by State Food and Drug Administration in China, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of the products under the State Food and Drug Administration rules, and by comparable agencies in foreign countries. China Compulsory Certification is required before any medical instruments can be marketed in China. For blood dialysis manufacturing and marketing, Category III medical instrument production license has to be obtained before manufacturing and marketing. In order to export blood dialysis, the exporter usually will need to get CE certification for medical instruments.

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

Offices

Our office is located at A No.1 Building, Shang Du International Tower, No. 8 Dong Da Qiao Road, Beijing, China 100020. This is our mailing address as well. Our telephone number is (852) 3005-7220. Our President has donated his office place as our office for free without a written lease agreement.

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

  the amount of government involvement;

  the level of development;

  the growth rate;

  the control of foreign exchange; and

  the allocation of resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We own no interest in any property.

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

Our shares were traded on the Bulletin Board under the symbol “GRKR”, changed to “RNER” on May 21, 2009. A summary of trading by quarter for last two fiscal years is as follows:

	Bid Price (U.S. $)
	High	Low
Fiscal 2010
Quarter Ended April 30, 2010	0.005	$0.005
Quarter Ended January 31, 2010	0.01	0.01
Quarter Ended October 31, 2009	0.018	0.018
Quarter Ended July 31, 2009	$0.005	$0.005
Fiscal 2009
Quarter Ended April 30, 2009	$0.5	$0.5
Quarter Ended January 31, 2009	0	0
Quarter Ended October 31, 2008	0	0
Quarter Ended July 31, 2008	$0	$0

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

Section Rule 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated hereunder. They impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

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

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance hereunder.

ITEM 6. SELECTED FINANCIAL DATA

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

To meet our need for cash, we raised money from our public offering. We have used raised money in operation. China RainEarth is not profitable, and has been terminated the agreement with us, therefore, we do not have enough money to complete our business plan, we are trying to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

Our officers and directors are unwilling to make any commitments to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. We have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

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

          In early 2010, Beijing RainEarth Technology Co. Ltd. has refused to conduct its liability under the Agreement. The Company has attempted to get cooperation from China RainEarth, but failed. In August, China RainEarth has declared to terminate the Agreement with the Company mainly due to the following reasons: (1) China RainEarth is not profitable, therefore required additional capital to support its operation; (2) the Company failed to raise any money since the execution of the Agreement; (3) China RainEarth has suspended its business and needs to find other sources to raise capital in order to resume its operation.

Operating Results

Net revenues

          As of the date of this report, we have yet to generate any revenues from our business activities.

Costs and Expenses

          Total costs and expenses for the twelve months ended April 30, 2010 increased to $94,954 from $53,602 for the same period in 2009. This increase in costs was due primarily to increased general and administrative and professional fees versus the prior year. This increase is caused by more activities this year versus the prior year.

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

          As of April 30, 2010, our total assets were $620,600 consisting of cash and investment in Beijing RainEarth, decreased from $689,226 as of April 30, 2009. This change was due primarily to reduced cash balance which is $11,285 as of April 30, 2010, compare to $52,470 as of April 30, 2009. As of April 30, 2010, our total liabilities were $76,196, about the same as our total liabilities as of April 30, 2009: $58,868.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RainEarth Inc. (formerly Gold Rock Resources Inc.)

          I have audited the accompanying balance sheets of RainEarth Inc. (the Company), a development stage company, as of April 30, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the years ended April 30, 2010 and 2009 and for the period March 14, 2006 (date of inception) to April 30, 2010. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

          In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RainEarth Inc., a development stage company, as of April 30, 2010 and 2009 and the results of its operations and its cash flows for the years ended April 30, 2010 and 2009 and for the period March 14, 2006 (date of inception) to April 30, 2010 in conformity with accounting principles generally accepted in the United States.

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
August 14, 2010

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	April 30,	April 30,
	2010	2009

ASSETS
Current Assets
Cash	$11,285	$52,470
Total Current Assets	11,285	52,470
Investment in Beijing RainEarth Technology Co. Ltd (" Beijing RainEarth"), less accumulated amoritization of $30,685and $3,244 respectively	609,315	636,756
Total Assets	$620,600	$689,226

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$31,175	$13,847
Due to related party	45,021	45,021
Total current liabilities	76,196	58,868
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 52,000,000 and 52,000,000 shares, respectively	520	520
Additional paid-in capital	776,615	767,615
Deficit accumulated during the development stage	(232,731)	(137,777)
Total stockholders' equity	544,404	630,358
Total Liabilities and Stockholders' Equity	$620,600	$689,226

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Cumulative
			during the
			development
			stage(March
	The Year	The Year	14, 2006 to
	Ended April	Ended April	April 30,
	30, 2010	30, 2009	2010)

Revenues	$-	$-	$-
Expenses
Donated rent	3,000	3,000	12,375
Donated services	6,000	6,000	24,750
General and administrative	478	26,165	44,151
Impairment of mineral claim acquisition costs	-	-	3,062
Professional fees	58,035	15,193	117,708
Amortization of investment in Beijing RainEarth	27,441	3,244	30,685
Total Costs and Expenses	94,954	53,602	232,731
Net Loss	$(94,954)	$(53,602)	$(232,731)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	52,000,000	20,000,000

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity
For the period March 14, 2006 (Inception) to April 30, 2010
(Expressed in US Dollars)

				Deficit
				Accumulated	Total
	Common Stock, $0.00001 Par		Additional	During the	Stockholders'
	Value		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Common stock issued for cash at a price of $0.000001 per share	10,000,000	$100	$(90)	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	1,035	(19,175)	(18,040)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	10,035	(49,665)	(39,530)
Sale of shares in public offering at $0.01 per share	10,000,000	100	99,900	-	100,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	200	118,935	(84,175)	34,960
Common stock issued in connection with investment in Beijing RainEarth	32,000,000	320	639,680	-	640,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(53,602)	(53,602)
Balance, April 30, 2009	52,000,000	520	767,615	(137,777)	630,358
Unaudited:
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(94,954)	(94,954)
Balance, April 30, 2010	52,000,000	$520	$776,615	$(232,731)	$544,404

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Cumulative
			during the
			development
			stage(March
	The Year	The Year	14, 2006 to
	Ended April	Ended April	April 30,
	30, 2010	30, 2009	2010)

Cash Flows from Operating Activities
Net loss	$(94,954)	$(53,602)	$(232,731)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	6,000	6,000	24,750
Donated rent	3,000	3,000	12,375
Amortization of investment in Beijing RainEarth	27,441	3,244	30,685
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	17,328	(200)	31,175
Net cash provided by (used for) operating activities	(41,185)	(41,558)	(130,684)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities	-	-	(3,062)
Cash Flows from Financing Activities
Loans from related party	-	-	45,021
Proceeds from sales of common stock	-	-	100,010
Net cash provided by (used for) financing activities	-	-	145,031

Increase (decrease) in cash	(41,185)	(41,558)	11,285
Cash, beginning of period	52,470	94,028	-
Cash, end of period	$11,285	$52,470	$11,285

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-Cash investing and financing activities:
Issuance of common stock in connection with investment in Beijing RainEarth	$640,000	$-	$640,000

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010

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

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At April 30, 2010, the Company had cash of $11,285 and negative working capital of $64,911. For the year ended April 30, 2010 and 2009, the Company had net losses of $94,954 and $53,602, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and achieve profitable operations through the Business Cooperation Agreement with Beijing RainEarth. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Statements

The financial statements as of April 30, 2010 and for the year ended April 30, 2010 and 2009 and for the period March 14, 2006 (inception) to April 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-K. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of April, 2010 and the results of operations and cash flows for the year ended April 30, 2010 and 2009, and for the period March 14, 2006 (inception) to April 30, 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the year ended April 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2010. The balance sheet at April 30, 2009 has been derived from the audited financial statements at that date.

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

Note 3. Related Party Balances/Transactions

a) During the nine months ended April 30, 2010 and 2009, the Company recognized a total of $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by the President of the Company at no cost.

b) At April 30, 2010, the Company is indebted to a director of the Company for $45,021, which is non-interest bearing, unsecured and due on demand.

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

Note 5. Investment in Beijing RainEarth

The investment in Beijing RainEarth, net, consists of:

	April 30,	April 30,
	2010	2009
Fair value of 32,000,000 shares of RainEarth Inc. Common Stock issued to designated party of Beijing RainEarth pursuant to Business Cooperation Agreement dated March 25, 2009	$640,000	$640,000
Accumulated amortization	(30,685)	(3,244)
Net	$609,315	$636,756

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

Beijing RainEarth was incorporated in Beijing China in March 2006. According to unaudited financial statements provided the Company, Beijing RainEarth had assets of $620,600, liabilities of $76,196 and stockholders’ equity of $620,600 at April 30, 2010.

For the year ended April 30, 2010 and for the period March 14, 2006 (inception) to April 30, 2010, the Company did not receive or accrue any consulting services fees from Beijing RainEarth.

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

Note 8. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At April 30, 2010, the Company had a net operating loss carry forward of $232,731, which expires $18,050 in 2026, $21,490 in 2027, $25,510 in 2028, $41,358 in 2029 and $94,954 in 2030. Pursuant to Accounting Standards Codification (“ASC”) 740, “Income Taxes”, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss carry forward have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carry forward in future years. At April 30, 2010, the valuation allowance established against the deferred tax asset is $94,954.

The components of the net deferred tax asset and the amount of the valuation allowance are scheduled below:

	April 30,	April 30,
	2010	2009
Net Losses From Inception	$232,731	$137,777
Less donated rent and services	(37,125)	(28,125)
Less amortization of investment in Beijing RainEarth	(30,685)	(3,244)
Net operating loss carryforward for tax purposes	164,921	106,408
Statutory Tax Rate	34%	34%
Deferred Tax Asset at 34%	56,073	36,179
Valuation Allowance	(56,073)	(36,179)
Net Deferred Tax Asset	$-	$-

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 9. Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.