Form 10-K/A
period 2010-04-30
RainEarth Inc.
filed 2010-08-24
CIK 1369140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT No. 1 FORM 10-K

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

EXPLANATORY NOTE

The audit of the Company’s Financial Statements for the year ended April 30, 2010 has not as yet been completed. In our Form 10-K filed on SEC EDGAR on August 16, 2010, we erroneously included a “Report of Registered Public Accounting Firm” dated August 14, 2010 and we failed to indicate in the filing that the financial statements included therein were “unaudited”. The accompanying Form 10-K/A excludes a “Report of Independent Registered Public Accounting Firm” and labels each page of the financial statements and related notes included therein as “unaudited”. Once the audit has been completed, the Company intends to file another amended Form 10-K for the year ended April 30, 2010, in which an auditor’s report will be included.

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

Results of Activities (following content will be updated according to the final financial statements)

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
(Unaudited)

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
(Unaudited)

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
(Unaudited)

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