Form 10-K/A
period 2010-04-30
RainEarth Inc.
filed 2010-09-14
CIK 1369140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT No. 2 FORM 10-K

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

           On August 10, 2010, the Company and Beijing RainEarth Technology Co. Ltd., have signed a termination of Agreement.

Operating Results

Net revenues

          As of the date of this report, we have yet to generate any revenues from our business activities.

Costs and Expenses

           Total costs and expenses for the year ended April 30, 2010 increased to $704,269 from $53,602 for the same period in 2009. This increase in costs and expenses was due primarily to the impairment of our in vestment in Beiling RainEarth of $604,756 in 2010 and related amortization for a full year of $32,000 compared to $3,244 in 2009; increased professional fees in 2010 compared to 2009 that were offset by lower general and administrative expenses in 2010 compare to 2009.

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

Critical Accounting Policies

           Our significant accounting policies are summarized in Note 2 of our financial statements included in our report on this Form 10-K.

           Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would have materially effected our results of operations, financial position or liquidity for the periods presented in this report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RainEarth Inc. (formerly Gold Rock Resources Inc.)

     I have audited the accompanying balance sheets of RainEarth Inc. (the Company), a development stage company, as of April 30, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended April 30, 2010 and 2009 and for the period March 14, 2006 (date of inception) to April 30, 2010. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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
September 8, 2010

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	April 30,	April 30,
	2010	2009

ASSETS
Current Assets
Cash	$11,285	$52,470
Total Current Assets	11,285	52,470
Investment in Beijing RainEarth Technology Co. Ltd. (" Beijing RainEarth"), $0 and less accumulated impairment and amortization of $640,000 and $3,244, respectively	-	636,756
Total Assets	$11,285	$689,226

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$31,175	$13,847
Due to related party	45,021	45,021
Total current liabilities	76,196	58,868
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 52,000,000 and 52,000,000 shares, respectively	520	520
Additional paid-in capital	776,615	767,615
Deficit accumulated during the development stage	(842,046)	(137,777)
Total stockholders' equity	(64,911)	630,358
Total Liabilities and Stockholders' Equity	$11,285	$689,226

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Cumulative
			during the
			development
			stage(March
	The Year	The Year	14, 2006 to
	Ended April	Ended April	April 30,
	30, 2010	30, 2009	2010)

Revenues	$-	$-	$-
Expenses	604,756	-	604,756
Impairment of investment in Beijing RainEarth	32,000	3,244	35,244
Amortization of investment in Beijing RainEarth
Donated rent	3,000	3,000	12,375
Donated services	6,000	6,000	24,750
General and administrative	478	26,165	44,151
Impairment of mineral claim acquisition costs	-	-	3,062
Professional fees	58,035	15,193	117,708
Total Costs and Expenses	704,269	53,602	232,731
Net Loss	$(704,269)	$(53,602)	$(232,731)

Net Loss per share
Basic and diluted	$(0.01)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	52,000,000	20,000,000

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity
For the period March 14, 2006 (Inception) to April 30, 2010
(Expressed in US Dollars)
(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock, $0.00001 Par		Additional	During the	Stockholders'
	Value		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Common stock issued for cash at a price of $0.000001 per share	10,000,000	$100	$(90)	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	1,035	(19,175)	(18,040)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	10,035	(49,665)	(39,530)
Sale of shares in public offering at $0.01 per share	10,000,000	100	99,900	-	100,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	200	118,935	(84,175)	34,960
Common stock issued in connection with investment in Beijing RainEarth	32,000,000	320	639,680	-	640,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(53,602)	(53,602)
Balance, April 30, 2009	52,000,000	520	767,615	(137,777)	630,358
Unaudited:
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(704,269)	(704,269)
Balance, April 30, 2010	52,000,000	$520	$776,615	$(842,046)	$(64,911)

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Cumulative
			during the
			development
			stage(March
	The Year	The Year	14, 2006 to
	Ended April	Ended April	April 30,
	30, 2010	30, 2009	2010)

Cash Flows from Operating Activities
Net loss	$(704,269)	$(53,602)	$(842,046)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	6,000	6,000	24,750
Donated rent	3,000	3,000	12,375
Amortization of investment in Beijing RainEarth	27,441	3,244	30,685
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	17,328	(200)	31,175
Net cash provided by (used for) operating activities	(41,185)	(41,558)	(130,684)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities	-	-	(3,062)
Cash Flows from Financing Activities
Loans from related party	-	-	45,021
Proceeds from sales of common stock	-	-	100,010
Net cash provided by (used for) financing activities	-	-	145,031

Increase (decrease) in cash	(41,185)	(41,558)	11,285
Cash, beginning of period	52,470	94,028	-
Cash, end of period	$11,285	$52,470	$11,285

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-Cash investing and financing activities:
Issuance of common stock in connection with investment in Beijing RainEarth	$640,000	$-	$640,000

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

b) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

c) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, "Earnings per Share". ASC Topic 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d) Comprehensive Loss

ASC Topic 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended April 30, 2009 and 2008 and for the period March 14, 2006 (inception) to April 30, 2008, except for net loss, the Company had no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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

h) Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC Topic 740, “Income Taxes”, as of its inception. Pursuant to ASC Topic 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i) Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC Topic 830, “Foreign Currency Matters”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of April 30, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Zhu, YongFu #41 Huan Chen Road, Xinjian Zhong Xue, Xinjian, Jinyun, Zhejiang, P.R. China	41	president, principal executive officer, and director
Yin, TianHui 5A-56, No.21 Building, WuYi Garden, TongZhou District, Beijing, China	56	secretary, treasurer, principal financial officer, principal accounting officer, and director

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Zhu, YongFu, 41. Since August 2004, Mr. Zhu was director, president and chief executive officer of APEX Pacific Investment Limited, a BVI company engaging in International investments. From 1998 to 2004, Mr. Zhu served as education consultant and instructor for Xinjian Middle School, located in Zhejiang, China.

Yin, TianHui, 56. Since 2007, Mr. Yin served as Director, President and Chief Executive Officer for High Grow Development Corp., a BVI company specializing in International investments. Prior to joining High Grow Develop, Mr. Yin participated in various investment projects.

Conflicts of Interest

We believe that Mr. Zhu and Mr. Yin will not be subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

In the event both Mr. Zhu and Mr. Yin resign as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on March 14, 2006 through April 30, 2010, for each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

SUMMARY COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Zhu, YongFu	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Yin, TianHui	2010	0	0	0	0	0	0	0	0
Secretary	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

We have not paid any salaries in 2010, and we do not anticipate paying any salaries at any time in 2011. We will not begin paying salaries until we have adequate funds to do so.

DIRECTOR COMPENSATION

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Zhu, YongFu	2010	0	0	0	0	0	0

Yin, TianHui	2010	0	0	0	0	0	0

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

ITEM 12. SECURIT Y OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

As at April 30, 2010, our former director has advanced $45,021 to cover expenses. The debt is non-interesting and due on demand.

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

2010	$ 20,000	Michael T. Studer CPA
2009	$ 10,500	Michael T. Studer CPA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$ 0	Michael T. Studer CPA
2009	$ 0	Michael T. Studer CPA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$ 0	Michael T. Studer CPA
2009	$ 0	Michael T. Studer CPA

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$ 0	Michael T. Studer CPA
2009	$ 0	Michael T. Studer CPA

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

PART IV. OTHER INFORMATION

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included herein:

		Incorporated by
		reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	07/20/06	3.1
3.2	Bylaws.	SB-2	07/20/06	3.2
4.1	Specimen Stock Certificate.	SB-2	07/20/06	4.1
10.1	Trust Agreement	SB-2	07/20/06	10.1
14.1	Code of Ethics.	10-KSB	07/26/07	14.1
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( Chief Financial Officer).				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12 day of September, 2010.

RAINEARTH INC.

BY:	/s/ Zhu, YongFu
Zhu, YongFu, President, Principal Executive
Officer

BY:	/s/ Yin, TianHui
Yin, TianHui, Principal Financial Officer
and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zhu, YongFu	Director	September 12, 2010
Zhu, YongFu

/s/ Yin, TianHui	Director	September 12, 2009
Yin, TianHui

EXHIBIT INDEX

		Incorporated by
		reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	07/20/06	3.1
3.2	Bylaws.	SB-2	07/20/06	3.2
4.1	Specimen Stock Certificate.	SB-2	07/20/06	4.1
10.1	Trust Agreement	SB-2	07/20/06	10.1
14.1	Code of Ethics.	10-KSB	07/26/07	14.1
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( Chief Financial Officer).				X