Form 10-Q
period 2010-07-31
RainEarth Inc.
filed 2010-09-20
CIK 1369140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Large Accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Company is a shell company: Yes [X]    No [   ]

As of September 15, 2010, the Company has 52,000,000 shares of common stock issued and outstanding.

1

RainEarth Inc.

Form 10-Q for the period ended July 31, 2010

2

PART I. - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	July 31,	April 30,
	2010	2010
	(Unaudited)

ASSETS

Current Assets
Cash	$11,249	$11,285
Total Current Assets	11,249	11,285
Investment in Beijing RainEarth Technology Co. Ltd. (" Beijing RainEarth"), $0 and less accumulated impairment and amortization of $640,000 and $640,000, respectively	-	-
Total Assets	$11,249	$11,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$34,775	$31,175
Due to related party	45,021	45,021
Total current liabilities	79,796	76,196
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 52,000,000 and 52,000,000 shares, respectively	520	520
Additional paid-in capital	778,865	776,615
Deficit accumulated during the development stage	(847,932)	(842,046)
Total stockholders' equity (deficit)	(68,547)	(64,911)
Total Liabilities and Stockholders' Equity (deficit)	$11,249	$11,285

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Cumulative
			during the
			development
			stage (March
	Three months	Three months	14, 2006 to
	ended July	ended July	July 31,
	31, 2010	31, 2009	2010

Revenues	$-	$-	$-
Expenses
Impairment of investment in Beijing RainEarth	-	-	604,756
Amortization of investment in Beijing RainEarth	-	8,066	35,244
Donated rent	750	750	13,125
Donated services	1,500	1,500	26,250
General and administrative	36	2,541	44,187
Impairment of mineral claim acquisition costs	-	-	3,062
Professional fees	3,600	33,459	121,308
Total Costs and Expenses	5,886	46,316	847,932
Net Loss	$(5,886)	$(46,316)	$(847,932)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	52,000,000	52,000,000

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period March 14, 2006 (Inception) to July 31, 2010
(Expressed in US Dollars)

				Deficit
				Accumulated	Total
	Common Stock, $0.00001 Par		Additional	During the	Stockholders'
	Value		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Common stock issued for cash at a price of $0.000001 per share	10,000,000	$100	$(90)	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	1,035	(19,175)	(18,040)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	10,035	(49,665)	(39,530)
Sale of shares in public offering at $0.01 per share	10,000,000	100	99,900	-	100,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	200	118,935	(84,175)	34,960
Common stock issued in connection with investment in Beijing RainEarth	32,000,000	320	639,680	-	640,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(53,602)	(53,602)
Balance, April 30, 2009	52,000,000	520	767,615	(137,777)	630,358
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(704,269)	(704,269)
Balance, April 30, 2010	52,000,000	$520	$776,615	$(842,046)	$(64,911)

Unaudited:
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	(5,886)	(5,886)
Balance, July 31, 2010	52,000,000	$520	$778,865	$(847,932)	$(68,547)

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Cumulative
			during the
			development
			stage (March
	Three	Three	14, 2006 to
	months ended	months ended	July 31,
	July 31, 2010	July 31, 2009	2010)
	(Unaudited)		(Unaudited)
Cash Flows from Operating Activities
Net loss	$(5,886)	$(46,316)	$(847,932)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of investment in Beijing RainEarth	-	-	604,756
Amortization of investment in Beijing RainEarth	-	8,066	35,244
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	1,500	1,500	26,250
Donated rent	750	750	13,125
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	3,600	28,647	34,775
Net cash provided by (used for) operating activities	(36)	(7,353)	(130,720)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities	-	-	(3,062)
Cash Flows from Financing Activities
Loans from related party	-	-	45,021
Proceeds from sales of common stock	-	-	100,010
Net cash provided by (used for) financing activities	-	-	145,031

Increase (decrease) in cash	(36)	(7,353)	11,249

Cash, beginning of period	11,285	52,470	-
Cash, end of period	$11,249	$45,117	$11,249

			-
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-Cash investing and financing activities:
Issuance of common stock in connection with investment in Beijing RainEarth	$-	$640,000	$-

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 1.	Organization and Business Operations

RainEarth Inc. (the “Company”) was incorporated in the State of Nevada on March 14, 2006 under the name of Gold Rock Resources Inc. In April 2006 (see Note 4), the Company acquired a mineral claim in British Columbia, Canada; the claim was forfeited April 19, 2009. On March 25, 2009 (see Note 5), the Company entered into a Business Cooperation Agreement with Beijing RainEarth Technology Co. Ltd. (“Beijing RainEarth”) to jointly conduct a Hollow Fiber Membrane Materials application and manufacturing business. On March 27, 2009, the Company changed its name to RainEarth Inc. In August 2010 (see note 5), the Business Cooperation Agreement was terminated.

On July 11, 2008, the Company effected a 10 for 1 forward stock split of its common stock, thereby increasing the number of issued and outstanding common shares from 2,000,000 shares to 20,000,000 shares and the number of authorized common and preferred shares from 100,000,000 shares to 1,000,000,000 shares. The financial statements have been retroactively adjusted to reflect this stock split.

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At July 31, 2010, the Company had cash of $11,249 and negative working capital of $68,547. For the three months ended July 31, 2010 and 2009, the Company had net losses of $5,886 and $46,316, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and achieve profitable operations through future business ventures. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.	Interim Financial Statements

The unaudited financial statements as of July 31, 2010 and for the three months ended July 31, 2010 and 2009 and for the period March 14, 2006 (inception) to July 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2010 and the results of operations and cash flows for the periods ended July 31, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

The results for the three month period ended July 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2011. The balance sheet at April 30, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended April 30, 2010 as included in our report on Form 10-K/A-2 filed September 14, 2010.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Note 3.	Related Party Balances/Transactions

a) During the three months ended July 31, 2010 and 2009, the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President of the Company at no cost.

b) At July 31, 2010, the Company is indebted to a former director of the Company for $45,021, which is non-interest bearing, unsecured and due on demand.

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

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 5.	Investment in Beijing RainEarth

The investment in Beijing RainEarth, net, consists of:

	July 31,	April 30,
	2010	2010
	(Unaudited)

Fair value of 32,000,000 shares of RainEarth Inc. Common Stock issued to designated party of Beijing RainEarth pursuant to Business Cooperation Agreement dated March 25, 2009	$640,000	$640,000
Accumulated amortization	(35,244)	(35,244)
Accumulated impairment	(604,756)	(604,756)
Net	$-	$-

The $640,000 fair value of the 32,000,000 shares of RainEarth Inc. common stock was determined using a $0.02 estimated price per share. No trades occurred in the Company’s shares of Common Stock from July 14, 2008 to April 2, 2009. On April 3, 2009, 2,500 shares traded at $0.55 per share and on October 29, 2009, 27,000 shares traded at prices ranging from $0.017 to $0.0175 per share.

From March 25, 2009 to April 30, 2010, the investment was amortized using the straight line method over the 20 years contract term of the Business Cooperation Agreement.

On March 25, 2009, the Company entered into a Business Cooperation Agreement (the “Agreement”) with Beijing RainEarth to jointly conduct a Hollow Fiber Membrane Materials application and manufacturing business. The Agreement provided for the Company to provide marketing and consulting services to Beijing RainEarth and to take actions to raise up to $20,000,000 for Beijing RainEarth. The Agreement also provided for the payment of consulting services fees to the Company equal to 60% of Beijing RainEarth’s quarterly revenues after deduction of direct operating costs, expenses and taxes. The term of the Agreement was 20 years. Pursuant to the Agreement, the Company issued 32,000,000 newly issued shares of its Common Stock (representing approximately 61.5% of the 52,000,000 issued and outstanding shares after the issuance) to a designated party of Beijing RainEarth.

Beijing RainEarth was incorporated in Beijing China in March 2006. According to unaudited financial statements provided the Company, Beijing RainEarth had assets of 4,165,486 Renminbi (“RMB”) (approximately $610,077), liabilities of 74,763 RMB (approximately $10,950), and stockholders’ equity of 4,090,723 RMB (approximately $599,127) at January 31, 2010 and for the nine months ended January 31, 2010, had sales of 5,700,000 RMB (approximately $834,794) and a net loss of 425,592 RMB (approximately $62,330).

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

For the years ended April 30, 2010 and 2009 and for the period March 14, 2006 (inception) to April 30, 2010, the Company did not receive or accrue any consulting services fees from Beijing RainEarth.

In the three months ended April 30, 2010, the Company and Beijing RainEarth verbally agreed to terminate the Business Cooperation Agreement. As a result, the Company wrote off the remaining $604,756 unamortized balance of its investment in Beijing RainEarth at April 30, 2010 and recognized an impairment charge of $604,756 in operations for the three months ended April 30, 2010.

In August 2010, the Company and Beijing RainEarth executed a termination of Agreement whereby the Business Cooperation Agreement was terminated in writing.

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
July 31, 2010
(Unaudited)

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At July 31, 2010, the Company had a net operating loss carryforward of $168,557, which expires $18,050 in 2026, $21,490 in 2027, $25,510 in 2028, $41,358 in 2029, $58,513 in 2030, and $3,636 in 2031. Pursuant to Accounting Standards Codification (“ASC”) 740, “Income Taxes”, the Company is required to compute tax asset benefits for net operating losses carried forward.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

The potential benefits of the net operating loss carryforward have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At July 31, 2010, the valuation allowance established against the deferred tax asset is $57,309.

The components of the net deferred tax asset and the amount of the valuation allowance are scheduled below:

	July,31	April 30,
	2010	2010
Net Losses From Inception	$847,932	$842,046
Less donated rent and services	(39,375)	(37,125)
Less amortization and impairment of investment in Beijing RainEarth	(640,000)	(640,000)
Net operating loss carryforward for tax purposes	168,557	164,921
Statutory Tax Rate	34%	34%
Deferred Tax Asset at 34%	57,309	56,073
Valuation Allowance	(57,309)	(56,073)
Net Deferred Tax Asset	$-	$-

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

Our exploration target was to find an ore body containing gold. Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. This includes a determination by our consultant if the property contains reserves.

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

Unfortunately, in the few outcrops found and examined in the northeast, the basalts were fresh with no mineralization or alteration. As a result of this prospecting program, the claim was allowed to expire.

Based on the recommendation from the geologist consultant, the Company started to look for other business opportunities. On March 25, 2009, the Company and Beijing RainEarth Technology Co. Ltd., a company organized and existing under the laws of the People's Republic of China (“China RainEarth”), entered into a Business Cooperation Agreement (the “Agreement”) for a term of twenty years. The purpose of the Agreement was to jointly conduct Hollow Fiber Membrane Materials’ application and manufacturing business in China.

The Company was provide advice and assistance relating to development of marketing, particularly as related to the Business to China RainEarth, and take such action as may be reasonably required to raise up to RMB 136 million ($ 20 million).

China RainEarth was to retain the services of the Company in relation to the current and proposed operations of China RainEarth’s business in the People’s Republic of China. China RainEarth was to give 60% of its revenue after deduction of direct operating costs, expenses and taxes to the Company in consideration of the Company’s services.

China RainEarth was incorporated in Beijing China in March 2006. According to unaudited financial statements provided the Company, China RainEarth had assets of 4,165,486 Renminbi (“RMB”) (approximately $610,077), liabilities of 74,763 RMB (approximately $10,950), and stockholders’ equity of 4,090,723 RMB (approximately $599,127) at January 31, 2010 and for the nine months ended January 31, 2010, had sales of 5,700,000 RMB (approximately $834,794) and a net loss of 425,592 RMB (approximately $62,330).

For the years ended April 30, 2010 and 2009 and for the period March 14, 2006 (inception) to April 30, 2010, the Company did not receive or accrue any consulting services fees from China RainEarth.

In the three months ended April 30, 2010, the Company and China RainEarth verbally agreed to terminate the Business Cooperation Agreement. As a result, the Company wrote off the remaining $604,756 unamortized balance of its investment in China RainEarth at April 30, 2010 and recognized an impairment charge of $604,756 in operations for the three months ended April 30, 2010.

In August 2010, the Company and China RainEarth executed a termination of Agreement whereby the Business Cooperation Agreement was terminated in writing.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business.

Our officers and directors are unwilling to make any commitments to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. We may have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

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

Results of Operations

For the Three Months ended July 31, 2010

Operating Revenues. Operating revenues for the three months ended July 31 of 2010 and 2009 were both $0.

Operating Expenses. The Company's operating expenses totaled $5,886 for the quarter ended July 31, 2010, compared to $46,316 for the same quarter of 2009. The change was mainly caused by the termination of China RainEarth.

Loss from Operations. The Company has recorded a loss of $5,886 for the quarter ended July 31, 2010, compared to a loss of $46,316 for 2009. The difference was caused mainly by the termination of China RainEarth.

Net Loss. The Company had a net loss of $5,886 and $46,316 for the quarter ended July 31, 2010 and 2009, mainly due to the termination of China RainEarth.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

Cash balances as of July 31, 2010 and April 30, 2010 were $11,249 and $11,285.

Net cash provided by financial activities for three months ended July 31, 2010 and 2010 were both $0.

As of July, 2010, our total assets were $11,249 and total liabilities were $79,796.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of September, 2010.

RainEarth Inc.
(the "Registrant")

BY:	/s/ YongFu Zhu
YongFu Zhu, President, Principal
Executive Officer

BY:	/s/ TianHui Yin
TianHui Yin, Secretary, Treasurer,
Principal Financial Officer and
Principal Accounting Officer