Form 10-Q
period 2010-10-31
RainEarth Inc.
filed 2010-12-16
CIK 1369140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)
[   ] Yes     No [X]

Commission File Number 000-52758

RAINEARTH INC.
(formerly GoldRock Resources, Inc.)
(Name of small business issuer in its charter)

Nevada	N/A
(State or Other Jurisdiction of	(IRS Employer Identification #)
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

1

RainEarth Inc.

Form 10-Q for the period ended October 31, 2010

2

PART I. - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	October 31,	April 30,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$308	$11,285
Total Current Assets	308	11,285
Investment in Beijing RainEarth Technology Co. Ltd. (" Beijing RainEarth"), less accumulated impairment and amortization of $640,000 and $640,000, respectively	-	-
Total Assets	$308	$11,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$48,751	$31,175
Due to related party	45,021	45,021
Total current liabilities	93,772	76,196
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 52,000,000 and 52,000,000 shares, respectively	520	520
Additional paid-in capital	781,115	776,615
Deficit accumulated during the development stage	(875,099)	(842,046)
Total stockholders' equity (deficit)	(93,464)	(64,911)
Total Liabilities and Stockholders' Equity (deficit)	$308	$11,285

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Cumulative
	Three	Three			during the
	months	months	Six months	Six months	development
	ended	ended	ended	ended	stage
	October 31,	October 31,	October 31,	October 31,	(March 14,
	2010	2009	2010	2009	2006 to

Revenues	$-	$-	$-	$-	$-

Expenses
Impairment of investment in Beijing RainEarth	-	-	-		604,756
Amortization of investment in Beijing RainEarth	-	8,066	-	16,132	35,244
Donated rent	750	750	1,500	1,500	13,875
Donated services	1,500	1,500	3,000	3,000	27,750
General and administrative	114	169	150	2,710	44,301
Impairment of mineral claim acquisition costs	-	-	-		3,062
Professional fees	24,803	10,418	28,403	43,877	146,111
Total Costs and Expenses	27,167	20,903	33,053	67,219	875,099
Net Loss	$(27,167)	$(20,903)	$(33,053)	$(67,219)	$(875,099)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	52,000,000	52,000,000	52,000,000	52,000,000

See notes to financial statements.

Statements of Stockholders' Equity (Deficit)
For the period March 14, 2006 (Inception) to October 31, 2010
(Expressed in US Dollars)

	Common Stock, $0.00001				Deficit
	Par Value				Accumulated	Total
			Additional		During the	Stockholders'
	Shares	Amount	Paid-in		Development	Equity
			Capital		Stage	(Deficit)
Common stock issued for cash at a price of $0.000001 per share	10,000,000	$100	4	(90)	$-	$10
Donated services and rent	-	-	1,125		-	1,125
Net loss	-	-	-		(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	1,035		(19,175)	(18,040)
Donated services and rent	-	-	9,000		-	9,000
Net loss	-	-	-		(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	10,035		(49,665)	(39,530)
Sale of shares in public offering at $0.01 per share	10,000,000	100	99,900		-	100,000
Donated services and rent	-	-	9,000		-	9,000
Net loss	-	-	-		(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	200	118,935		(84,175)	34,960
Common stock issued in connection with investment in Beijing RainEarth	32,000,000	320	639,680		-	640,000
Donated services and rent	-	-	9,000		-	9,000
Net loss	-	-	-		(53,602)	(53,602)
Balance, April 30, 2009	52,000,000	520	767,615		(137,777)	630,358
Donated services and rent	-	-	9,000		-	9,000
Net loss	-	-	-		(704,269)	(704,269)
Balance, April 30, 2010	52,000,000	520	776,615		(842,046)	(64,911)

Unaudited:
Donated services and rent	-	-	4,500		-	4,500
Net loss	-	-	-		(33,053)	(33,053)
Balance, October 31, 2010	52,000,000 $	520	$781,115		$(875,099)	$(93,464)

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
Statements of Cash Flows
(Expressed in US Dollars)

			Cumulative
			during the
	Six	Six	development
	months	months	stage (March
	ended	ended	14, 2006 to
	October	October	October 31,
	31, 2010	31, 2009	2010)

Cash Flows from Operating Activities
Net loss	$(33,053)	$(67,219)	$(875,099)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of investment in Beijing RainEarth	-	-	604,756
Amortization of investment in Beijing RainEarth	-	16,132	35,244
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	3,000	3,000	27,750
Donated rent	1,500	1,500	13,875
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	17,576	10,709	48,751
Net cash provided by (used for) operating activities	(10,977)	(35,878)	(141,661)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities	-	-	(3,062)
Cash Flows from Financing Activities
Loans from related party	-	-	45,021
Proceeds from sales of common stock	-	-	100,010
Net cash provided by (used for) financing activities	-	-	145,031

Increase (decrease) in cash	(10,977)	(35,878)	308

Cash, beginning of period	11,285	52,470	-

Cash, end of period	$308	$16,592	$308

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-Cash investing and financing activities:
Issuance of common stock in connection with
investment in Beijing RainEarth	$-	$640,000	$640,000

See notes to financial statements.

Note 1.	Organization and Business Operations

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

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At October 31, 2010, the Company had cash of $308 and negative working capital of $93,464. For the six months ended October 31, 2010 and 2009, the Company had net losses of $33,053 and $67,219, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and achieve profitable operations through future business ventures. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.	Interim Financial Statements

The unaudited financial statements as of October 31, 2010 and for the three and six months ended October 31, 2010 and 2009 and for the period March 14, 2006 (inception) to October 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2010 and the results of operations and cash flows for the periods ended October 31, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month periods ended October 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2011. The balance sheet at April 30, 2010 has been derived from the audited financial statements at that date.

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

a) During the six months ended October 31, 2010 and 2009, the Company recognized a total of $3,000 for donated services at $500 per month and $1,500 for donated rent at $250 per month provided by the President of the Company at no cost.

b) At October 31, 2010, the Company is indebted to a former director of the Company for $45,021, which is non-interest bearing, unsecured and due on demand.

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

Note 5.	Investment in Beijing RainEarth

The investment in Beijing RainEarth, net, consists of:

	October 31,	July 30,
	2010	2010
	(Unaudited)
Fair value of 32,000,000 shares of RainEarth Inc. Common Stock issued to designated party of Beijing RainEarth pursuant to Business Cooperation Agreement dated March 25, 2009	$640,000	$640,000
Accumulated amortization	(35,244)	(35,244)
Accumulated impairment	(604,756)	(604,756)
Net	$-	$-

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At October 31, 2010, the Company had a net operating loss carryforward of $193,474, which expires $18,050 in 2026, $21,490 in 2027, $25,510 in 2028, $41,358 in 2029, $58,513 in 2030, and $28,553 in 2031. Pursuant to Accounting Standards Codification (“ASC”) 740, “Income Taxes”, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss carryforward have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At October 31, 2010, the valuation allowance established against the deferred tax asset is $65,781.

The components of the net deferred tax asset and the amount of the valuation allowance are scheduled below:

	October 31,	April 30,
	2010	2010
Net Losses From Inception	$875,099	$842,046
Less donated rent and services	(41,625)	(37,125)
Less amortization and impairment of investment in Beijing	(640,000)	(640,000)
Net operating loss carryforward for tax purposes	193,474	164,921
Statutory Tax Rate	34%	34%
Deferred Tax Asset at 34%	65,781	56,073
Valuation Allowance	(65,781)	(56,073)
Net Deferred Tax Asset	$-	$-

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

Based on the recommendation from the geologist consultant, the Company started to look for other business opportunities. On March 25, 2009, the Company and Beijing RainEarth Technology Co. Ltd., a company organized and existing under the laws of the People's Republic of China (" China RainEarth" ), entered into a Business Cooperation Agreement (the " Agreement" ) for a term of twenty years. The purpose of the Agreement is to jointly conduct Hollow Fiber Membrane Materials' application and manufacturing business in China.

The Company will provide Advice and assistance relating to development of marketing and provision of consultancy services, particularly as related to the Business to China RainEarth, and take such action as may be reasonably required to raise up to RMB 136 million ($ 20 million U.S. Dollar) of China RainEarth's financial obligations.

China RainEarth will retain the services of the Company in relation to the current and proposed operations of China RainEarth' s business in the People' s Republic of China. China RainEarth will give 60% of its revenue after deduction of direct operating costs, expenses and taxes to the Company in consideration of the Company' s services.

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

Blood dialysis is an effective measure for patients with acute and chronic renal failure (uremia) to sustain their lives. In 2007, 7-8 million pieces of blood dialyzers were consumed in China. With the rapid social and economic development as well as improvement of healthcare services, 15 million pieces of blood dialyzers will be consumed in China by 2012 and the market size may approximate US$200 million. 70 million pieces of dialyzers are consumed each year in developing countries including Turkey, India, South Africa and Pakistan, according to the Company' s own research.

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

Results of Operations

For the Three Months ended October 31, 2010

Operating Revenues. Operating revenues for the three months ended October 31 of 2010 and 2009 were both $0.

Operating Expenses. The Company's operating expenses totaled $27,167 for three months ended October 31, 2010, compared to $20,903 for the same quarter of 2009. The change was mainly caused by increasing in professional fees.

Loss from Operations. The Company has recorded a loss of $27,167 for the six months ended October 31, 2010, compared to a loss of $20,903 for 2009. The difference was caused mainly by increasing in professional fees.

Net Loss. The Company had a net loss of $27,167 and $20,903 for the quarter ended October 31, 2010 and 2009, mainly by increasing in professional fees.

For the Six Months ended October 31, 2010

Operating Revenues. Operating revenues for the six months ended October 31 of 2010 and 2009 were both $0.

Operating Expenses. The Company's operating expenses totaled $33,053 for six months ended October 31, 2010, compared to $69,219 for the same quarter of 2009. The change was mainly caused by decreased business activities in Beijing RainEarth and decreasing in professional fees.

Loss from Operations. The Company has recorded a loss of $33,053 for the six months ended October 31, 2010, compared to a loss of $69,219 for 2009. The difference was caused mainly by decreased business activities in Beijing RainEarth and decreasing in professional fees..

Net Loss. The Company had a net loss of $33,053 and $69,219 for the quarter ended October 31, 2010 and 2009, mainly by decreased business activities in Beijing RainEarth and decreasing in professional fees.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

Cash balances as of October 31, 2010 and April 30, 2010 were $308 and $11,285.

Net cash provided by financial activities for six months ended October 31, 2010 and 2009 were both $0.

As of October 31, 2010, our total assets were $308 and total liabilities were $93,772.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A- RISK FACTORS

There were no material changes to Risk Factors disclosed in this Form 10-Q for the quarter ended October 31, 2010.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit	Document Description
No.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of November, 2010.

RainEarth Inc.
(the "Registrant")

BY:	/s/ YongFu Zhu
YongFu Zhu, President, Principal
Executive Officer

BY:	/s/ TianHui Yin
TianHui Yin, Secretary, Treasurer,
Principal Financial Officer and
Principal Accounting Officer