Form 10-Q
period 2011-01-31
RainEarth Inc.
filed 2011-03-16
CIK 1369140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act) [x ]Yes No [ ]

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

As of March 15, 2011, the Company has 52,000,000 shares of common stock issued and outstanding.

RainEarth Inc.

Form 10-Q for the period ended January 31, 2011

PART I. - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	January 31,	April 30,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$382	$11,285
Total Current Assets	382	11,285
Investment in Beijing RainEarth Technology Co. Ltd. (" Beijing RainEarth"), less accumulated impairment and amortization of $640,000 and $640,000, respectively	-	-
Total Assets	$382	$11,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$53,286	$31,175
Due to related party	46,021	45,021
Total current liabilities	99,307	76,196
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 52,000,000 and 52,000,000 shares, respectively	520	520
Additional paid-in capital	783,365	776,615
Deficit accumulated during the development stage	(882,810)	(842,046)
Total stockholders' equity (deficit)	(98,925)	(64,911)
Total Liabilities and Stockholders' Equity (deficit)	$382	$11,285

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Cumulative
	Three	Three			during the
	months	months	Nine months	Nine months	development
	ended	ended	ended	ended	stage (March 14,
	January 31,	January 31,	January 31,	January 31,	2006 to January
	2011	2010	2011	2010	31, 2011)

Revenues	$-	$-	$-	$-	$-
Expenses
Impairment of investment in Beijing RainEarth	-	-	-	-	604,756
Amortization of investment in Beijing RainEarth	-	8,066	-	24,197	35,244
Donated rent	750	750	2,250	2,250	14,625
Donated services	1,500	1,500	4,500	4,500	29,250
General and administrative	61	84	211	419	44,362
Impairment of mineral claim acquisition costs	-	-	-	-	3,062
Professional fees	5,400	5,316	33,803	51,569	151,511
Total Costs and Expenses	7,711	15,716	40,764	82,935	882,810
Net Loss	$(7,711)	$(15,716)	$(40,764)	$(82,935)	$(882,810)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	52,000,000	52,000,000	52,000,000	52,000,000

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period March 14, 2006 (Inception) to January 31, 2011
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock, $0.00001 Par		Additional	During the	Total
	Value		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Common stock issued for cash at a price of $0.000001 per share	10,000,000	$100	$(90)	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	1,035	(19,175)	(18,040)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	10,035	(49,665)	(39,530)
Sale of shares in public offering at $0.01 per share	10,000,000	100	99,900	-	100,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	200	118,935	(84,175)	34,960
Common stock issued in connection with investment in Beijing RainEarth	32,000,000	320	639,680	-	640,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(53,602)	(53,602)
Balance, April 30, 2009	52,000,000	520	767,615	(137,777)	630,358
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(704,269)	(704,269)
Balance, April 30, 2010	52,000,000	520	776,615	(842,046)	(64,911)

Unaudited:
Donated services and rent	-	-	6,750	-	6,750
Net loss	-	-	-	(40,764)	(40,764)
Balance, January 31, 2011	52,000,000	$520	$783,365	$(882,810)	$(98,925)

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Cumulative
			during the
	Nine months		development
	ended	Nine months	stage (March 14,
	January 31,	ended January	2006 to January
	2011	31, 2010	31, 2011)

Cash Flows from Operating Activities
Net loss	$(40,764)	$(82,935)	$(882,810)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of investment in Beijing RainEarth	-	-	604,756
Amortization of investment in Beijing RainEarth	-	24,197	35,244
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	4,500	4,500	29,250
Donated rent	2,250	2,250	14,625
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	22,111	12,700	53,286
Net cash provided by (used for) operating activities	(11,903)	(39,288)	(142,587)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities	-	-	(3,062)
Cash Flows from Financing Activities
Loans from related party	1,000	-	46,021
Proceeds from sales of common stock	-	-	100,010
Net cash provided by (used for) financing activities	1,000	-	146,031

Increase (decrease) in cash	(10,903)	(39,288)	382

Cash, beginning of period	11,285	52,470	-
Cash, end of period	$382	$13,182	$382

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-Cash investing and financing activities:
Issuance of common stock in connection with investment in Beijing RainEarth	$-	$640,000	640,000

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2011
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

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At January 31, 2011, the Company had cash of $382 and negative working capital of $98,925. For the nine months ended January 31, 2011 and 2010, the Company had net losses of $40,764 and $82,935, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and achieve profitable operations through future business ventures. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.	Interim Financial Statements

The unaudited financial statements as of January 31, 2011 and for the three and nine months ended January 31, 2011 and 2010 and for the period March 14, 2006 (inception) to January 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2011 and the results of operations and cash flows for the periods ended January 31, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month periods ended January 31, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2011. The balance sheet at April 30, 2010 has been derived from the audited financial statements at that date.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2011
(Unaudited)

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

a) During the nine months ended January 31, 2011 and 2010, the Company recognized a total of $4,500 for donated services at $500 per month and $2,250 for donated rent at $250 per month provided by the President of the Company at no cost.

b) At January 31, 2011, the Company is indebted to a current director for $1,000 and to a former director of the Company for $45,021, which obligations are non-interest bearing, unsecured and due on demand.

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

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2011
(Unaudited)

Note 5.	Investment in Beijing RainEarth

The investment in Beijing RainEarth, net, consists of:

	January 31,	April 30,
	2011	2010
	(Unaudited)
Fair value of 32,000,000 shares of RainEarth Inc. Common Stock issued to designated party of Beijing RainEarth pursuant to Business Cooperation Agreement dated March 25, 2009	$ 640,000	$ 640,000
Accumulated amortization	(35,244)	(35,244)
Accumulated impairment	(604,756)	(604,756)
Net	$-	$-

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
January 31, 2011
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
January 31, 2011
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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At January 31, 2011, the Company had a net operating loss carryforward of $198,935, which expires $18,050 in 2026, $21,490 in 2027, $25,510 in 2028, $41,358 in 2029, $58,513 in 2030, and $34,014 in 2031. Pursuant to Accounting Standards Codification (“ASC”) 740, “Income Taxes”, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss carryforward have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At January 31, 2011, the valuation allowance established against the deferred tax asset is $67,638.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2011
(Unaudited)

The components of the net deferred tax asset and the amount of the valuation allowance are scheduled below:

	January 31,	April 30,
	2011	2010

Net Losses From Inception	$882,810	$842,046

Less donated rent and services	(43,875)	(37,125)

Less amortization and impairment of investment in Beijing	(640,000)	(640,000)

Net operating loss carryforward for tax purposes	198,935	164,921

Statutory Tax Rate	34%	34%

Deffered Tax Asset at 34%	67,638	56,073

Valuation Allowance	(67,638)	(56,073)

Net Deffered Tax Asset	$-	$-

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

Results of Operations

For the Three Months ended January 31, 2011

Operating Revenues. Operating revenues for the three months ended January 31 of 2011 and 2010 were both $0.

Operating Expenses. The Company's operating expenses totaled $7,711 for the quarter ended January 31, 2011, compared to $15,716 for the same quarter of 2010. The change was mainly caused by decreased business activities in Beijing RainEarth.

Loss from Operations. The Company has recorded a loss of $7,711 for the quarter ended January 31, 2011, compared to a loss of $15,716 for 2010. The difference was caused mainly by decreased business activities in Beijing RainEarth.

Net Loss. The Company had a net loss of $7,711 and $ 15,716 for the quarter ended January 31, 2011 and 2010, mainly by decreased business activities in Beijing RainEarth.

For the Nine Months ended January 31, 2011

Operating Revenues. Operating revenues for the nine months ended January 31 of 2011 and 2010 were both $0.

Operating Expenses. The Company's operating expenses totaled $40,764 for the quarter ended January 31, 2011, compared to $82,935 for the same quarter of 2010. The change was mainly caused by decreased business activities in Beijing RainEarth.

Loss from Operations. The Company has recorded a loss of $40,764 for the quarter ended January 31, 2011, compared to a loss of $82,935 for 2010. The difference was caused mainly by decreased business activities in Beijing RainEarth.

Net Loss. The Company had a net loss of $40,764 and $82,935 for the quarter ended January 31, 2011 and 2010, mainly by decreased business activities in Beijing RainEarth.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

Cash balances as of January 31, 2011 and April 30, 2010 were $382 and $11,285.

Net cash provided by operating activities for nine months ended January 31, 2011 and 2010 were both ($11,903) and ($39,288).

Net cash provided by financial activities for nine months ended January 31, 2011 and 2010 were both $1,000 and $0.

As of January 31, 2011, our total assets were $382 and total liabilities were $99,307.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2011.

RainEarth Inc.
(the "Registrant")

BY:	/s/ YongFu Zhu
YongFu Zhu, President, Principal Executive
Officer

BY:	/s/ TianHui Yin
TianHui Yin, Secretary, Treasurer, Principal
Financial Officer and Principal Accounting
Officer