Form 10-K
period 2011-04-30
RainEarth Inc.
filed 2011-07-29
CIK 1369140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED APRIL 30, 2011

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
Yes [ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 31, 2010; $42,000.

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

  our ability to maintain and/or improve sales and earnings performance;
  our ability to service our debt;
  risks inherent in acquisitions, divestitures and spin-offs, including business risks, legal risks and risks associated with the tax and accounting treatment of such transactions;

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

     Our exploration target was to find an ore body containing gold. Our success depended upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. This included a determination by our consultant if the property contained reserves.

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

     Unfortunately, in the few outcrops found and examined in the northeast, the basalts were fresh with no mineralization or alteration. As a result of this prospecting program, the Property did not warrant any additional exploration and/or expenditures and was recommended to be allowed to expire.

     Based on the recommendation from the geologist consultant, the Company started to look for other business opportunities. On March 25, 2009, the Company and Beijing RainEarth Technology Co. Ltd., a company organized and existing under the laws of the People's Republic of China (“China RainEarth”), entered into a Business Cooperation Agreement (the “Agreement”) for a term of twenty years. The purpose of the Agreement was to jointly conduct Hollow Fiber Mambrane Materials’ application and manufacturing business in China.

     The Company was to provide Advice and assistance relating to development of marketing and provision of consultancy services, particularly as related to the Business to China RainEarth, and take such action as may be reasonably required to raise up to RM 136 million ($ 20 million U.S. Dollar).

     China RainEarth retained the services of the Company in relation to the current and proposed operations of China RainEarth’s business in the People’s Republic of China. China RainEarth was to give 60% of its revenue after deduction of direct operating costs, expenses and taxes to the Company in consideration of the Company’s services.

     On May 27, 2009, the Company changed its name to RainEarth Inc. to better reflect this business. In August 2010, the Business Cooperation Agreement was terminated.

     We have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

     We may not have enough money to complete our business plan. If it turns out that we have not raised enough money to complete our business plan, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

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

PART II

ITEM 5. MARKET PRICE FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares were traded on the Bulletin Board under the symbol “GRKR”, changed to “RNER” on May 21, 2009. A summary of trading by quarter for last two fiscal years is as follows:

	Bid Price (U.S. $)
	High	Low
Fiscal 2011
Quarter Ended April 30, 2011	0.008	$0.005
Quarter Ended January 31, 2011	0.005	0.005
Quarter Ended October 31, 2010	0.005	0.005
Quarter Ended July 31, 2010	$0.005	$0.005
Fiscal 2010
Quarter Ended April 30, 2010	$0.005	$0.005
Quarter Ended January 31, 2010	0.01	0.01
Quarter Ended October 31, 2009	0.018	0.018
Quarter Ended July 31, 2009	$0.005	$0.005

On July 11, 2008, we completed a ten-for-one stock split. The information contained in this report reflects the stock split.

In April 2006, we issued 5,000,000 shares of common stock to Shu-Heng Wang, one of our former officers and directors and in April 2006 we issued 5,000,000 shares of common stock to Jean Jin, one of our former officers and directors. The 10,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

In October 2007, we completed our public offering and issued 10,000,000 shares of common stock to 42 persons in consideration of $100,000.

In April 2009, the Company issued 32 million restricted common shares to the designated party of Beijing RainEarth Technology Co. Ltd. (“RainEarth Designee”) as additional consideration for entering into the Agreement signed between the Company and Beijing RainEarth Technology Co. Ltd. dated March 25, 2009 (“Agreement”), in an offering intended to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Regulation S promulgated pursuant to the Act. RainEarth Designee will not constitute “U.S. Persons” within the meaning of Regulation S, and the shares may become eligible for sale pursuant to Rule 144 under the Act within one year if certain conditions are met. The consideration received by the Company for the issuance of the shares was the agreement of Beijing RainEarth Technology Co. Ltd. to enter into the Agreement.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. Our only other source for cash at this time is investment by others in a private placement.

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

Results of Activities

From Inception on March 14, 2006

     In April 2006, we acquired the right to explore one property containing fourteen cells. We did not own any interest in any property, but merely had the right to conduct exploration activities on one property. We completed a prospecting program in November 2008 and on April 19, 2009, allowed the claim to expire.

     On March 25, 2009, the Company and Beijing RainEarth Technology Co. Ltd., a company organized and existing under the laws of the People's Republic of China (“China RainEarth”), entered into a Business Cooperation Agreement (the “Agreement”) for a term of twenty years. The purpose of the Agreement was to jointly conduct Hollow Fiber Mambrane Materials’ application and manufacturing business in China.

      On August 10, 2010, the Company and Beijing RainEarth Technology Co. Ltd., have signed a termination of Agreement.

Operating Results

Net revenues

     As of the date of this report, we have yet to generate any revenues from our business activities.

Costs and Expenses

     Total costs and expenses for the year ended April 30, 2011 decreased to $49,296 from $704,269 for the same period in 2010. This decrease in costs and expenses was due primarily to none of the impairment of our investment in Beijing RainEarth and related amortization incurred in 2011 compared to $604,756 and $32,000 in 2010 respectively; decreased professional fees $17,968 in 2011 compared to 2010.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business activities. Since inception, we have issued 52,000,000 shares of our common stock and received $100,010.

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

     As of April 30, 2011, our total assets were $346 consisting of cash, decreased from $11,285 as of April 30, 2010. This change was due primarily to reduced cash balance which is $346 as of April 30, 2011, compared to $11,285 as of April 30, 2010. As of April 30, 2011, our total liabilities were $105,553, increased from $76,196 as of April 30, 2010. This change was due primarily to increased accrued professional fees.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RainEarth Inc. (formerly Gold Rock Resources Inc.)

     I have audited the accompanying balance sheets of RainEarth Inc. (the Company), a development stage company, as of April 30, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended April 30, 2011 and 2010 and for the period March 14, 2006 (date of inception) to April 30, 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RainEarth Inc., a development stage company, as of April 30, 2011 and 2010 and the results of its operations and its cash flows for the years ended April 30, 2011 and 2010 and for the period March 14, 2006 (date of inception) to April 30, 2011 in conformity with accounting principles generally accepted in the United States.

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
July 27, 2011

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	April 30,	April 30,
	2011	2010

ASSETS
Current Assets
Cash	$346	$11,285
Total Current Assets	346	11,285
Investment in Beijing RainEarth Technology Co. Ltd. (" Beijing RainEarth"), $0 and less accumulated impairment and amortization of $640,000 and $3,244, respectively	-	-
Total Assets	$346	$11,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$59,532	$31,175
Due to related party	46,021	45,021
Total current liabilities	105,553	76,196
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 52,000,000 and 52,000,000 shares, respectively	520	520
Additional paid-in capital	785,615	776,615
Deficit accumulated during the development stage	(891,342)	(842,046)
Total stockholders' equity (deficit)	(105,207)	(64,911)
Total Liabilities and Stockholders' Equity	$346	$11,285

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Cumulative
			during the
			development
			stage (March
	Year Ended	Year Ended	14, 2006 to
	April 30,	April 30,	April 30,
	2011	2010	2011)

Revenues	$-	$-	$-
Expenses
Impairment of investment in Beijing RainEarth	-	604,756	604,756
Amortization of investment in Beijing RainEarth	-	32,000	35,244
Donated rent	3,000	3,000	15,375
Donated services	6,000	6,000	30,750
General and administrative	229	478	44,380
Impairment of mineral claim acquisition costs	-	-	3,062
Professional fees	40,067	58,035	157,775
Total Costs and Expenses	49,296	704,269	891,342
Net Loss	$(49,296)	$(704,269)	$(891,342)

Net Loss per share
Basic and diluted	$(0.00)	$(0.01)

Number of common shares used to compute loss per share
Basic and Diluted	52,000,000	52,000,000

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period March 14, 2006 (Inception) to April 30, 2011
(Expressed in US Dollars)

				Deficit
				Accumulated	Total
	Common Stock, $0.00001		Additional	During the	Stockholders'
	Par Value		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Common stock issued for cash at a price of $0.000001 per share	10,000,000	$100	$(90)	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	1,035	(19,175)	(18,040)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	10,035	(49,665)	(39,530)
Sale of shares in public offering at $0.01 per share	10,000,000	100	99,900	-	100,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	200	118,935	(84,175)	34,960
Common stock issued in connection with investment in Beijing RainEarth	32,000,000	320	639,680	-	640,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(53,602)	(53,602)
Balance, April 30, 2009	52,000,000	520	767,615	(137,777)	630,358
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(704,269)	(704,269)
Balance, April 30, 2010	52,000,000	520	776,615	(842,046)	(64,911)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(49,296)	(49,296)
Balance, April 30, 2011	52,000,000	$520	$785,615	$(891,342)	$(105,207)

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Cumulative
			during the
			development
			stage (March
	Year Ended	Year Ended	14, 2006 to
	April 30,	April 30,	April 30,
	2011	2010	2011)

Cash Flows from Operating Activities
Net loss	$(49,296)	$(704,269)	$(891,342)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of investment in Beijing RainEarth	-	604,756	604,756
Amortization of investment in Beijing RainEarth	-	32,000	35,244
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	6,000	6,000	30,750
Donated rent	3,000	3,000	15,375
Changes in operating assets and liabilities Accounts payable and accrued liabilities	28,357	17,328	59,532
Net cash provided by (used for) operating activities	(11,939)	(41,185)	(142,623)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities	-	-	(3,062)
Cash Flows from Financing Activities
Loans from related party	1,000	-	46,021
Proceeds from sales of common stock	-	-	100,010
Net cash provided by (used for) financing activities	1,000	-	146,031

Increase (decrease) in cash	(10,939)	(41,185)	346

Cash, beginning of period	11,285	52,470	-
Cash, end of period	$346	$11,285	$346

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-Cash investing and financing activities:
Issuance of common stock in connection with
investment in Beijing RainEarth	$-	$640,000	$640,000

See notes to financial statements.

RainEarth Inc.
(formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2011

Note 1.	Organization and Business Operations

RainEarth Inc. (the “Company”) was incorporated in the State of Nevada on March 14, 2006 under the name of Gold Rock Resources Inc. In April 2006 (see Note 4), the Company acquired a mineral claim in British Columbia, Canada; the claim was forfeited April 19, 2009. On March 25, 2009 (see Note 5), the Company entered into a Business Cooperation Agreement with Beijing RainEarth Technology Co. Ltd. (“Beijing RainEarth”) to jointly conduct a Hollow Fiber Membrane Materials application and manufacturing business. On March 27, 2009, the Company changed its name to RainEarth Inc. In August 2010 (see Note5), the Business Cooperation Agreement was terminated.

On July 11, 2008, the Company effected a 10 for 1 forward stock split of its common stock, thereby increasing the number of issued and outstanding common shares from 2,000,000 shares to 20,000,000 shares and the number of authorized common and preferred shares from 100,000,000 shares to 1,000,000,000 shares. The financial statements have been retroactively adjusted to reflect this stock split.

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At April 30, 2011, the Company had cash of $346 and negative working capital of $105,207. For the years ended April 30, 2011 and 2010, the Company had net losses of $49,296 and $704,269, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and achieve profitable operations through future business ventures. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
April 30, 2011

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

d) Comprehensive Loss

ASC Topic 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended April 30, 2011 and 2010 and for the period March 14, 2006 (inception) to April 30, 2011, except for net loss, the Company had no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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
April 30, 2011

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

a) During the years ended April 30, 2011 and 2010, the Company recognized a total of $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by the President of the Company at no cost.

b) At April 30, 2011, the Company is indebted to a former director of the Company for $46,021, which is non-interest bearing, unsecured and due on demand.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2011

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

Note 5.	Investment in Beijing RainEarth

The investment in Beijing RainEarth, net, consists of:

	April 30,	April 30,
	2011	2010
Fair value of 32,000,000 shares of RainEarth Inc. Common Stock issued to designated party of Beijing RainEarth pursuant to Business Cooperation Agreement dated March 25, 2009	$640,000	$640,000
Accumulated amortization	(35,244)	(35,244)
Accumulated impairment	(604,756)	(604,756)
Net	$-	$-

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

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2011

Beijing RainEarth was incorporated in Beijing China in March 2006¬¬. According to unaudited financial statements provided the Company, Beijing RainEarth had assets of 4,165,486 Renminbi (“RMB”) (approximately $610,077), liabilities of 74,763 RMB (approximately $10,950), and stockholders’ equity of 4,090,723 RMB (approximately $599,127) at January 31, 2010 and for the nine months ended January 31, 2010, had sales of 5,700,000 RMB (approximately $834,794) and a net loss of 425,592 RMB (approximately $62,330).

For the years ended April 30, 2011 and 2010 and for the period March 14, 2006 (inception) to April 30, 2011, the Company did not receive or accrue any consulting services fees from Beijing RainEarth.

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
April 30, 2011

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At April 30, 2011, the Company had a net operating loss carryforward of $205,217, which expires $18,050 in 2026, $21,490 in 2027, $25,510 in 2028, $41,358 in 2029, $58,513 in 2030 and $40,296 in 2031. Pursuant to Accounting Standards Codification (“ASC”) 740, “Income Taxes”, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss carryforward have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At April 30, 2011, the valuation allowance established against the deferred tax asset is $69,774.

The components of the net deferred tax asset and the amount of the valuation allowance are scheduled below:

	April 30,	April 30,
	2011	2010

Net Losses From Inception	$891,342	$842,046

Less donated rent and services	(46,125)	(37,125)

Less amortization and impairment of investment in Beijing RainEarth	(640,000)	(640,000)

Net operating loss carryforward for tax purposes
	205,217	164,921
Statutory Tax Rate	34%	34%

Deffered Tax Asset at 34%	69,774	56,073

Valuation Allowance	(69,774)	(56,073)

Net Deffered Tax Asset	$-	$-

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of April 30, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Zhu, YongFu #41 Huan Chen Road, Xinjian Zhong Xue, Xinjian, Jinyun, Zhejiang, P.R. China	42	president, principal executive officer, and director

Yin, TianHui 5A-56, No.21 Building, WuYi Garden, TongZhou District, Beijing, China	57	secretary, treasurer, principal financial officer, principal accounting officer, and director

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Zhu, YongFu, 42. Since August 2004, Mr. Zhu was director, president and chief executive officer of APEX Pacific Investment Limited, a BVI company engaging in International investments. From 1998 to 2004, Mr. Zhu served as education consultant and instructor for Xinjian Middle School, located in Zhejiang, China.

Yin, TianHui, 57. Since 2007, Mr. Yin served as Director, President and Chief Executive Officer for High Grow Development Corp., a BVI company specializing in International investments. Prior to joining High Grow Develop, Mr. Yin participated in various investment projects.

Conflicts of Interest

We believe that Mr. Zhu and Mr. Yin will not be subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

In the event both Mr. Zhu and Mr. Yin resign as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the years ended April 30, 2011, 2010 and 2009 to each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

SUMMARY COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Zhu, YongFu	2011	0	0	0	0	0	0	0	0
President	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Yin, TianHui	2011	0	0	0	0	0	0	0	0
Secretary	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

We have not paid any salaries in 2011, and we do not anticipate paying any salaries at any time in 2012. We will not begin paying salaries until we have adequate funds to do so.

DIRECTOR COMPENSATION

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Zhu, YongFu	2011	0	0	0	0	0	0

Yin, TianHui	2011	0	0	0	0	0	0

Our directors do not receive any compensation for serving as members of the board of directors.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it is profitable to do so.

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

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, none of our officers, directors or owners of 10% or more of our common stock have filed reports required by section 16(a) of the Securities Exchange Act of 1934 and are therefore delinquent in their reporting obligations. We do not know if and when they will ever file the reports required by section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 12. SECURIT Y OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this report, the total number of shares of common stock beneficially owned by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares, sale of all shares in this offering. The stockholder listed below has direct ownership of its shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address Beneficial Ownership	Shares Owned	Percentage of Shares Owned
Zhu, YongFu #41 Huan Chen Road, Xinjian Zhong Xue, Xinjian, Jinyun, Zhejiang, P.R. China	0	0%

Yin, TianHui 5A-56, No.21 Building, WuYi Garden, TongZhou District, Beijing, China	0	0%

Eight Stars International Limited	32,000,000	61.5%

All Officers and Directors as a Group (2 persons)	0	0%

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

Mr. Wang also caused the property, comprised of one, to be registered at a cost of $3,062. The claim was registered by James McLeod for the $3,062. The terms of the transaction with Mr. McLeod were at arms length and Mr. McLeod was not an affiliate. Mr. Wang would have transfered the claim to us if mineralized material had been found on the claim.

Mr. Wang and Ms. Jin are our only promoters. They have not received nor will they receive anything of value from us, directly or indirectly in their capacities as promoters.

As at April 30, 2011, our former director has advanced $46,021 to cover expenses. The debt is non-interest bearing and due on demand.

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

2011	$20,000	Michael T. Studer CPA

2010	$20,000	Michael T. Studer CPA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0	Michael T. Studer CPA

2010	$0	Michael T. Studer CPA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	Michael T. Studer CPA

2010	$0	Michael T. Studer CPA

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	Michael T. Studer CPA

2010	$0	Michael T. Studer CPA

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was less than 50%.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of July, 2011.

RAINEARTH INC.

BY: /s/ Zhu, YongFu
Zhu, YongFu, President, Principal
Executive Officer

BY: /s/ Yin, TianHui
Yin, TianHui, Principal Financial
Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zhu, YongFu	Director	July 29, 2011
Zhu, YongFu

/s/ Yin, TianHui	Director	July 29, 2011
Yin, TianHui

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	07/20/06	3.1
3.2	Bylaws.	SB-2	07/20/06	3.2
4.1	Specimen Stock Certificate.	SB-2	07/20/06	4.1
10.1	Trust Agreement	SB-2	07/20/06	10.1
14.1	Code of Ethics.	10-KSB	07/26/07	14.1
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( Chief Financial Officer).				X