Form 10-Q
period 2011-07-31
RainEarth Inc.
filed 2011-09-14
CIK 1369140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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
Yes [X]    No [   ]

The Registrant is a Shell company.
Yes [X]    No [   ]

As of September 7, 2011, the Company has 52,000,000 shares of common stock issued and outstanding.

RainEarth Inc.
Form 10-Q for the period ended July 31, 2011

PART I. - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	July 31,	April 30,
	2011	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$506	$346
Total Current Assets	506	346
Other Assets	-	-
Total Assets	$506	$346

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$84,323	$59,532
Due to related party	46,910	46,021
Total current liabilities	131,233	105,553
Stockholders' Equity (Deficit)

Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 52,000,000 and 52,000,000 shares, respectively	520	520
Additional paid-in capital	787,865	785,615
Deficit accumulated during the development stage	(919,112)	(891,342)
Total stockholders' equity (deficit)	(130,727)	(105,207)
Total Liabilities and Stockholders' Equity (Deficit)	$506	$346

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Cumulative
			during the
			development
			stage (March
	Three months	Three months	14, 2006 to
	ended July	ended July	July 31,
	31, 2011	31, 2010	2011)

Revenues	$-	$-	$-
Expenses
Impairment of investment in Beijing RainEarth	-	-	604,756
Amortization of investment in Beijing RainEarth	-	-	35,244
Donated rent	750	750	16,125
Donated services	1,500	1,500	32,250
General and administrative	61	36	44,441
Impairment of mineral claim acquisition costs	-	-	3,062
Professional fees	25,459	3,600	183,234
Total Costs and Expenses	27,770	5,886	919,112
Net Loss	$(27,770)	$(5,886)	$(919,112)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	52,000,000	52,000,000

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period March 14, 2006 (Inception) to July 31, 2011
(Expressed in US Dollars)

				Deficit
				Accumulated	Total
	Common Stock, $0.00001 Par Value		Additional	During the	Stockholders'
			Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Common stock issued for cash at a price of $0.000001 per share	10,000,000	$100	$(90)	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	1,035	(19,175)	(18,040)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	10,035	(49,665)	(39,530)
Sale of shares in public offering at $0.01 per share	10,000,000	100	99,900	-	100,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	200	118,935	(84,175)	34,960
Common stock issued in connection with investment in Beijing RainEarth	32,000,000	320	639,680	-	640,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(53,602)	(53,602)
Balance, April 30, 2009	52,000,000	520	767,615	(137,777)	630,358
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(704,269)	(704,269)
Balance, April 30, 2010	52,000,000	520	776,615	(842,046)	(64,911)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(49,296)	(49,296)
Balance, April 30, 2011	52,000,000	520	785,615	(891,342)	(105,207)
Unaudited:
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	(27,770)	(27,770)
Balance, July 31, 2011	52,000,000	$520	$787,865	$(919,112)	$(130,727)

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			during the
			development
			stage (March
	Three	Three	14, 2006 to
	months ended	months ended	July 31,
	July 31, 2011	July 31, 2010	2011)
Cash Flows from Operating Activities
Net loss	$(27,770)	$(5,886)	$(919,112)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of investment in Beijing RainEarth	-	-	604,756
Amortization of investment in Beijing RainEarth	-	-	35,244
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	1,500	1,500	32,250
Donated rent	750	750	16,125
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	24,791	3,600	84,323
Net cash provided by (used for) operating activities	(729)	(36)	(143,352)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities	-	-	(3,062)
Cash Flows from Financing Activities
Loans from related party	889	-	46,910
Proceeds from sales of common stock	-	-	100,010
Net cash provided by (used for) financing activities	889	-	146,920

Increase (decrease) in cash	160	(36)	506

Cash, beginning of period	346	11,285	-
Cash, end of period	$506	$11,249	$506

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-Cash investing and financing activities:
Issuance of common stock in connection with
investment in Beijing RainEarth	$-	$-	$640,000

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011
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

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At July 31, 2011, the Company had cash of $506 and negative working capital of $130,727. For the three months ended July 31, 2011 and 2010, the Company had net losses of $27,770 and $5,886, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and achieve profitable operations through future business ventures. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.	Interim Financial Statements

The unaudited financial statements as of July 31, 2011 and for the three months ended July 31, 2011 and 2010 and for the period March 14, 2006 (inception) to July 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2011 and the results of operations and cash flows for the periods ended July 31, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended July 31, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2012. The balance sheet at April 30, 2011 has been derived from the audited financial statements at that date.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended April 30, 2011 as included in our report on Form 10-K filed July 29, 2011.

Note 3.	Related Party Balances/Transactions

a) During the three months ended July 31, 2011 and 2010, the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President of the Company at no cost.

b) At July 31, 2011, the Company is indebted to a current director for $1,889 and to a former director of the Company for $45,021, which obligations are non-interest bearing, unsecured and due on demand.

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
July 31, 2011
(Unaudited)

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
July 31, 2011
(Unaudited)

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
July 31, 2011
(Unaudited)

Note 8.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At July 31, 2011, the Company had a net operating loss carryforward of $230,737, which expires $18,050 in 2026, $21,490 in 2027, $25,510 in 2028, $41,358 in 2029, $58,513 in 2030, $40,296 in 2031 and $25,520 in 2032. Pursuant to Accounting Standards Codification (“ASC”) 740, “Income Taxes”, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss carryforward have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At July 31, 2011, the valuation allowance established against the deferred tax asset is $78,451.

The components of the net deferred tax asset and the amount of the valuation allowance are scheduled below:

	July 31,	April 30,
	2011	2011

Net Losses From Inception	$919,112	$891,342

Less donated rent and services	(48,375)	(46,125)

Less amortization and impairment of investment in Beijing	(640,000)	(640,000)

Net operating loss carryforward for tax purposes	230,737	205,217

Statutory Tax Rate	34%	34%

Deffered Tax Asset at 34%	78,451	69,774

Valuation Allowance	(78,451)	(69,774)

Net Deffered Tax Asset	$-	$-

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

Unfortunately, in the few outcrops found and examined in the northeast, the basalts were fresh with no mineralization or alteration. As a result of this prospecting program, the Property did not warrant any additional exploration and/or expenditures and the claim was allowed to expire in April 2009.

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

The Company was to provide Advice and assistance relating to development of marketing and provision of consultancy services, particularly as related to the Business to China RainEarth, and take such action as may be reasonably required to raise up to $20,000,000 for China RainEarth's financial obligations.

China RainEarth retained the services of the Company in relation to the current and proposed operations of China RainEarth’s business in the People’s Republic of China. China RainEarth was to give 60% of its revenue after deduction of direct operating costs, expenses and taxes to the Company in consideration of the Company’s services.

On May 27, 2009 the Company changed its name to RainEarth Inc. to better reflect its then business. In August 2010, the Business Cooperation Agreement was terminated.

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

Employee and Employment Agreements

We do not intend to hire additional employees at this time. Some work will be conducted by independent contractors that we will hire from time to time.

Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

For the Three Months ended July 31, 2011

Operating Revenues. Operating revenues for the three months ended July 31, 2011 and 2010 were both $0.

Operating Expenses. The Company's operating expenses totaled $27,770 for the quarter ended July 31, 2011, compared to $5,886 for the same quarter of 2010. The change was mainly caused by an increase in professional fees.

Net Loss. The Company has recorded a loss of $27,770 for the quarter ended July 31, 2011, compared to a loss of $5,886 for 2010. The difference was caused mainly by an increase in professional fees.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

Cash balances as of July 31, 2011 and April 30, 2011 were $506 and $346, respectively.

Net cash used for operating activities for the three months ended July 31, 2011 and 2010 was $729 and $36, respectively.

Net cash provided by financing activities for the three months ended July 31, 2011 and 2010 was $889 and $0, respectively.

As of July 31, 2011, our total assets were $506 and total liabilities were $131,233.

Off Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance-sheet arrangement that have or are reasonably likely to have a material effect on our financial statements, which has not been consolidated.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available for such items. The Company revises the recorded estimates when better information is available, facts change or actual amounts can be determined. These revisions can affect operating results.

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

There were no changes in our internal controls or in other factors during the period covered by this report that have materially affected, or are likely to materially affect the Company's internal control over financial reporting.

ITEM 4A. INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A- RISK FACTORS

There were no material changes to Risk Factors disclosed in this Form 10-Q for the quarter ended July 31, 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of September, 2011.

RainEarth Inc.
(the "Registrant")

BY:	/s/ YongFu Zhu
YongFu Zhu, President, Principal Executive
Officer

BY:	/s/ TianHui Yin
TianHui Yin, Secretary, Treasurer, Principal
Financial Officer and Principal Accounting
Officer