Form 10-Q/A
period 2011-07-31
RainEarth Inc.
filed 2011-10-13
CIK 1369140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended: July 31, 2011

	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ________ to _________

Commission file number 000-52758

RAINEARTH INC.
(formerly GoldRock Resources, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

 A No.1 Building, ShangDu International Tower,

No.8 DongDaQiao Road, Beijing,

China 100020

(Address of principal executive offices, including zip code)

(852) 3005-7220
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer		Accelerated Filer	
Accelerated Filer		Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No 

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 52,000,000 shares of Common Stock, outstanding as of September 7, 2011.

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended July 31, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 14, 2011 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.  No other changes have been made to the Form 10-Q

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2 and 32.1, 32.2 hereto.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	July 31, 2011	April 30, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$506	$346
Total Current Assets	506	346
Other Assets	-	-
Total Assets	$506	$346

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$84,323	$59,532
Due to related party	46,910	46,021
Total current liabilities	131,233	105,553
Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 52,000,000 and 52,000,000 shares, respectively	520	520
Additional paid-in capital	787,865	785,615
Deficit accumulated during
the development stage	(919,112)	(891,342)
Total stockholders' equity (deficit)	(130,727)	(105,207)
Total Liabilities and Stockholders' Equity (Deficit)	$506	$346

See notes to financial statements.
F-1

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended July 31, 2011	Three months ended July 31, 2010	Cumulative during the development stage (March 14, 2006 to July 31, 2011)

Revenues	$-	$-	$-

Expenses
Impairment of investment in Beijing RainEarth	-	-	604,756
Amortization of investment in Beijing RainEarth	-	-	35,244
Donated rent	750	750	16,125
Donated services	1,500	1,500	32,250
General and administrative	61	36	44,441
Impairment of mineral claim acquisition costs	-	-	3,062
Professional fees	25,459	3,600	183,234
Total Costs and Expenses	27,770	5,886	919,112
Net Loss	$(27,770)	$(5,886)	$(919,112)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	52,000,000	52,000,000

See notes to financial statements.
F-2

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Three months ended July 31, 2011	Three months ended July 31, 2010	Cumulative during the development stage (March 14, 2006 to July 31, 2011)
Cash Flows from Operating Activities
Net loss	$(27,770)	$(5,886)	$(919,112)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of investment in Beijing RainEarth	-	-	604,756
Amortization of investment in Beijing RainEarth	-	-	35,244
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	1,500	1,500	32,250
Donated rent	750	750	16,125
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	24,791	3,600	84,323
Net cash provided by (used for) operating activities	(729)	(36)	(143,352)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities	-	-	(3,062)
Cash Flows from Financing Activities
Loans from related party	889	-	46,910
Proceeds from sales of common stock	-	-	100,010
Net cash provided by (used for) financing activities	889	-	146,920

Increase (decrease) in cash	160	(36)	506

Cash, beginning of period	346	11,285	-

Cash, end of period	$506	$11,249	$506

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-Cash investing and financing activities:
Issuance of common stock in connection with
investment in Beijing RainEarth	$-	$-	$640,000
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

The components of the net deferred tax asset and the amount of the valuation allowance are scheduled below:

 RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

	July 31, 2011	April 30, 2011
Net Losses From Inception	$919,112	$891,342
Less donated rent and services	(48,375)	(46,125)
Less amortization and impairment of investment in Beijing	(640,000)	(640,000)
Net operating loss carryforward for tax purposes	230,737	205,217
Statutory Tax Rate	34%	34%
Deffered Tax Asset at 34%	78,451	69,774
Valuation Allowance	(78,451)	(69,774)
Net Deffered Tax Asset	$-	$-

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 6.            EXHIBITS

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

101.INS - XBRL Instance Document
101.SCH - XBRL Taxonomy Schema
101.CAL - XBRL Taxonomy Calculation Linkbase
101.DEF - XBRL Taxonomy Definition Linkbase
101.LAB - XBRL Taxonomy Label Linkbase
101.PRE - XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of October, 2011.

RainEarth Inc.
(the "Registrant")

BY:	/s/ YONGFU ZHU
YongFu Zhu, President, Principal Executive Officer

BY:	/s/ TIANHUI YIN
TianHui Yin, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer