Form 10-Q
period 2011-10-31
RainEarth Inc.
filed 2011-12-19
CIK 1369140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No 

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .
 Yes [X] No [   ]

The Registrant is a Shell company. Yes [X] No [  ]

As of December 13, 2011, the Company has 52,000,000 shares of common stock issued and outstanding.

RainEarth Inc.
Form 10-Q for the period ended Ocotber 31, 2011

PART I. - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

RainEarth Inc. (formerly Gold Rock Resources Inc. (A Development Stage Company) Balance Sheets (Expressed in US Dollars)
	October 31, 2011	April 30, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$453	$346
Total Current Assets	453	346
Other assets	-	-
Total Assets	$453	$346

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$90,967	$59,532
Due to related party	48,110	46,021
Total current liabilities	139,077	105,553
Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 0 and 0 shares, respectively	-	-

Common stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 52,000,000 and 52,000,000 shares, respectively	520	520

Additional paid-in capital	790,115	785,615
Deficit accumulated during the development stage	(929,259)	(891,342)
Total stockholders' equity (deficit)	(138,624)	(105,207)
Total Liabilities and Stockholders' Equity (deficit)	$453	$346

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.) (A Development Stage Company) Statements of Operations (Expressed in US Dollars) (Unaudited)
	Three months ended October 31, 2011	Three months ended October 31, 2010	Six months ended October 31, 2011	Six months ended October 31, 2010	Cumulative during the development stage (March 14, 2006 to October 31, 2011)
Revenues	$-	$-	$-	$-	$-

Expenses
Impairment of investment in Beijing RainEarth	-	-	-	-	604,756
Amortization of investment in Beijing RainEarth	-	-	-	-	35,244
Donated rent	750	750	1,500	1,500	16,875
Donated services	1,500	1,500	3,000	3,000	33,750
General and administrative	36	114	97	150	44,477
Impairment of mineral claim acquisition costs	-	-	-	-	3,062
Professional fees	7,861	24,803	33,320	28,403	191,095
Total Costs and Expenses	10,147	27,167	37,917	33,053	929,259
Net Loss	$(10,147)	$(27,167)	$(37,917)	$(33,053)	$(929,259)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	52,000,000	52,000,000	52,000,000	52,000,000

See notes to financial statements.
F-2

RainEarth Inc. (formerly Gold Rock Resources Inc.)

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

For the period March 14, 2006 (Inception) to October 31, 2011
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount
Common stock issued for cash at a price of $0.000001 per share
	10,000,000	$100	$(90)	$-	$10
Donated services and rent	-	-	1,125	-	1,125
Net loss	-	-	-	(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	1,035	(19,175)	(18,040)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	10,035	(49,665)	(39,530)
Sale of shares in public
offering at $0.01 per share	10,000,000	100	99,900	-	100,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	200	118,935	(84,175)	34,960
Common stock issued in connection with investment in Beijing RainEarth	32,000,000	320	639,680	-	640,000
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(53,602)	(53,602)
Balance, April 30, 2009	52,000,000	520	767,615	(137,777)	630,358
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(704,269)	(704,269)
Balance, April 30, 2010	52,000,000	520	776,615	(842,046)	(64,911)
Donated services and rent	-	-	9,000	-	9,000
Net loss	-	-	-	(49,296)	(49,296)
Balance, April 30, 2011	52,000,000	520	785,615	(891,342)	(105,207)
Unaudited:
Donated services and rent	-	-	4,500	-	4,500
Net loss	-	-	-	(37,917)	(37,917)
Balance, October 31, 2011	52,000,000	$520	$790,115	$(929,259)	$(138,624)
See notes to financial statements.
F-3

RainEarth Inc. (formerly Gold Rock Resources Inc.) (A Development Stage Company) Statements of Cash Flows (Expressed in US Dollars) (Unaudited)
	Six months ended October 31, 2011	Six months ended October 31, 2010	Cumulative during the development stage (March 14, 2006 to October 31, 2011)
Cash Flows from Operating Activities
Net loss	$(37,917)	$(33,053)	$(929,259)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of investment in Beijing RainEarth	-	-	604,756
Amortization of investment in Beijing RainEarth	-	-	35,244
Impairment of mineral claim acquisition costs	-	-	3,062
Donated services	3,000	3,000	33,750
Donated rent	1,500	1,500	16,875
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	31,435	17,576	90,967
Net cash provided by (used for) operating activities	(1,982)	(10,977)	(144,605)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,062)
Net cash provided by (used for) investing activities	-	-	(3,062)
Cash Flows from Financing Activities
Loans from related party	2,089	-	48,110
Proceeds from sales of common stock	-	-	100,010
Net cash provided by (used for) financing activities	2,089	-	148,120
Increase (decrease) in cash	107	(10,977)	453

Cash, beginning of period	346	11,285	-
Cash, end of period	$453	$308	$453
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-Cash investing and financing activities:
Issuance of common stock in connection with
investment in Beijing RainEarth	$-	$-	$640,000
See notes to financial statements.
F-4

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2011
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

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At October 31, 2011, the Company had cash of $453 and negative working capital of $138,624. For the six months ended October 31, 2011 and 2010, the Company had net losses of $37,917 and $33,053, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and achieve profitable operations through future business ventures. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Statements

The unaudited financial statements as of October 31, 2011 and for the three and six months ended October 31, 2011 and 2010 and for the period March 14, 2006 (inception) to October 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2011
(Unaudited)

same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2011 and the results of operations and cash flows for the periods ended October 31, 2011 and 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six month periods ended October 31, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2012. The balance sheet at April 30, 2011 has been derived from the audited financial statements at that date.

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

Note 3. Related Party Balances/Transactions

a) During the six months ended October 31, 2011 and 2010, the Company recognized a total of $3,000 for donated services at $500 per month and $1,500 for donated rent at $250 per month provided by the President of the Company at no cost.

b) At October 31, 2011, the Company is indebted to a current director for $3,089 and to a former director of the Company for $45,021, which is non-interest bearing, unsecured and due on demand.

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
October 31, 2011
(Unaudited

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

For the period March 14, 2006 (inception) to October 31, 2011, the Company did not receive or accrue any consulting services fees from Beijing RainEarth.

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
October 31, 2011
(Unaudited

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
October 31, 2011
(Unaudited

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

Note 8. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At October 31, 2011, the Company had a net operating loss carryforward of $238,634, which expires $18,050 in 2026, $21,490 in 2027, $25,510 in 2028, $41,358 in 2029, $58,513 in 2030, $40,296 in 2031 and $33,417 in 2032. Pursuant to Accounting Standards Codification (“ASC”) 740, “Income Taxes”, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss carryforward have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At October 31, 2011, the valuation allowance established against the deferred tax asset is $81,136.

The components of the net deferred tax asset and the amount of the valuation allowance are scheduled below:

	October 31, 2011	April 30, 2011
Net Losses From Inception	$929,259	$891,342
Less donated rent and services	(50,625)	(46,125)
Less amortization and impairment of investment in Beijing	(640,000)	(640,000)
Net operating loss carryforward for tax purposes	238,634	205,217
Statutory Tax Rate	34%	34%
Deferred Tax Asset at 34%	81,136	69,774
Valuation Allowance	(81,136)	(69,774)
Net Deferred Tax Asset	$-	$-

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

Results of Operations

For the Three Months ended October 31, 2011

Operating Revenues. Operating revenues for the three months ended October 31, 2011 and 2010 were both $0.

Operating Expenses. The Company's operating expenses totaled $10,147 for the quarter ended October 31, 2011, compared to $27,167 for the same quarter of 2010. The change was mainly caused by a decrease in professional fees.

Net Loss. The Company has recorded a loss of $10,147 for the quarter ended October 31, 2011, compared to a loss of $27,167 for 2010. The difference was caused mainly by a decrease in professional fees.

For the Six Months ended October 31, 2011

Operating Revenues. Operating revenues for the six months ended October 31, 2011 and 2010 were both $0.

Operating Expenses. The Company's operating expenses totaled $37,917 for the six months ended October 31, 2011, compared to $33,053 for the comparable period of 2010. The change was mainly caused by an increase in professional fees.

Net Loss. The Company has recorded a loss of $37,917 for the six months ended October 31, 2011, compared to a loss of $33,053 for 2010. The difference was caused mainly by an increase in professional fees.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

Cash balances as of October 31, 2011 and April 30, 2011 were $453 and $346, respectively.

Net cash used for operating activities for the six months ended October 31, 2011 and 2010 was $1,982 and $10,977, respectively.

Net cash provided by financing activities for the six months ended October 31, 2011 and 2010 was $2,089 and $0, respectively.

As of October 31, 2011, our total assets were $453 and total liabilities were $139,077.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A- RISK FACTORS

There were no material changes to Risk Factors disclosed in this Form 10-Q for the quarter ended October 31, 2011.

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

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

   XBRL Instance Document

   XBRL Taxonomy Extension Schema Document

   XBRL Taxonomy Extension Calculation Linkbase Document

   XBRL Taxonomy Extension Definition Linkbase Document

   XBRL Taxonomy Extension Label Linkbase Document

   XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this  19th day of December, 2011.

RainEarth Inc.
(the "Registrant")

BY:	/s/ YONGFU ZHU
YongFu Zhu, President, Principal Executive Officer

BY:	/s/ TIANHUI YIN
TianHui Yin, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer