Form 10-Q
period 2012-01-31
RainEarth Inc.
filed 2012-04-23
CIK 1369140

RAINEARTH Inc.

FORM 10-Q

(Quarterly Report)

Filed 04/23/2012 for the Quarter Ended 01/31/12

Address

A No. 1 Building, ShangDu International Tower,

No. 8 DongDaQiao Road, Beijing,

China 100020

Telephone

(852) 3005-7220

Fiscal Year

04/30

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended January 31, 2012.

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to ___________

Commission File Number: 000-52758

RainEarth Inc.

(Exact name of registrant as specified in its charter)

Nevada

N/A

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

     Identification No.)

A No. 1 Building, ShangDu International Tower,

No. 8 DongDaQiao Road, Beijing, China 100020

(Address of principal executive offices,

including zip code)

852-3005-7220

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b)

of the Act:  None

Securities registered pursuant to Section 12(g)

of the Act:  Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes (  )   No ( X )

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes (   )  No ( X )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )  No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submittedand posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter ) during the preceding 12 months (or for such shorter period that the registrant was required

to submit and post such files).  Yes (   )   No (   )

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a not-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  (  ) Accelerated filer (  )

Non-accelerated filer (  )  Smaller reporting company ( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ( X )   No (  )

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of issuer cannot be determined as the shares are not quoted in any exchange.

At April 5, 2012 the Company had issued and outstanding of 52,000,000 shares of Common Stock.

RAINEARTH Inc.

FORM 10-Q

For the period Ended January 31, 2012

TABLE OF CONTENTS

PART I

INANCIAL INFORMATION

Page

Item 1

Financial Statements

(Unaudited)

5 - 6

Balance Sheet

6

Statement of Operations

6

Statement of Stockholders’ Equity (Deficit)

    Legal Proceedings            7

Item 4

Submission of Matters to a Vote of

7

Security Holders

PART II

Item 5

Market for Registrant’s Common Equity, Related

Stockholder Matters and Issuer Purchases of

Equity Securities

7

Item 6

Selected Financial Data

8

Item 7

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

8 - 9

Item 7A

Quantitative and Qualitative Disclosures About

Market Risk

9

Item 8

Financial Statements and Supplementary Data

11 - 21

Item 9

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

22

Item 9A

Controls and Procedures

22

Item 9B

Other Information

23

PART III

Item 10

Directors, Executive Officers and Corporate Governance

23 - 24

Item 11

Executive Compensation

24

Item 12

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

24

Item 13

Certain Relationships and Related Transactions, and

Director Independence

24

Item 14

Principal Accounting Fees and Services

24

PART IV

Item 15

Exhibits, Financial Statement Schedules

Signatures                                                                               24 - 31

PART I

This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in Part I, under the heading “Risk Factors,” as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 1. Description of Business

General Description and Development of Business

Dalian Capital Group, Inc. (the “Company”) was incorporated in the State of Delaware on May 31, 2006. Since inception, the Company has been engaged in organizational efforts in obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made efforts to identify a possible business combination. We are a start-up, Development Stage Corporation and have not yet generated or realized any revenues from our business activities.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Liquidity and Financial Resources

The Company is in the development stage and has not generated any revenues and has incurred losses of $39,696 since inception. At December 31, 2011, the Company had $517 cash and $40,074 in current liabilities. Further, the Company incurred a loss of $17,727 during the year ended December 31, 2011. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

Item 1A. Risk Factors

As the Company has no recent operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2011.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

The Company’s common stock is not trading on any stock exchange. There has been no market activity in its stock since its inception through the date of this filing.

Stockholders.

As of January 31, 2012, there is only one holder of the Company’s common stock, and he is the sole director.

Dividends

The Company has not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination.

Recent Sales of Unregistered Securities and Use of Proceeds

None

Item 6. Selected Financial Data.

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report. Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

Overview

The Company does not currently engage in any business activities that provide cash flow. The Company is currently in the development stage. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange or capital stock or other business combination with a domestic or foreign business.

The Company’s main objective is to achieve long-term growth potential through a combination with a business. The Company will not restrict the potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. At present, the Company has no business opportunities under contemplation for acquisition. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

Results of Operations for the three and nine months ended January 31, 2012 and 2011

Revenue. There was no revenue for the three and nine months ended January 31, 2012 and 2011.

Operating Expenses. For the three and nine months ended January 31, 2012, the Company incurred total operating expenses of $9,027 and $46,944 respectively as compared to $7,711 and $40,764 for 2011.

Net Loss. The net loss for the three and nine months ended January 31, 2012 was $9,027 and $46,944 respectively as compared to $7,711 and $40,764 for the same periods in 2011.

Liquidity and Financial Resources

The Company remains in the development stage since inception.  Operations were financed through loans and advances from director and related parties to cover cash flow deficiencies. The advances have no stated repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, we have no revenue and have accumulated operating losses of $938,286. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds and seeking profitable ventures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

Item 8.   Financial Statements and Supplementary Data.

RainEarth Inc.

(A Development Stage Company)

January 31, 2012 and 2011

Index to Financial Statements

Contents

Page(s)

Balance Sheets at January 31, 2012 and 2011

13

Statements of Operations for the Three and Nine Months Ended January 31, 2012 and 2011, and for the Period from March 14, 2006 (inception) through January 31, 2012   14

Statement of Stockholder’s Deficit for the Period from March 14, 2006 (Inception) through January 31, 2012

15

Statements of Cash Flows for the Three and Nine Months  Ended  January 31, 2012 and 2011 and for the Period from March 14, 2006 (Inception) through January  31, 2012  16

Notes to the Financial Statements                                                                                                                                             17 - 22

RainEarth Inc. (formerly Gold Rock Resourses Inc.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

Unaudited

RainEarth Inc. (formerly Gold Rock Resourses Inc.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

Unaudited

RainEarth Inc. (formerly Gold Rock Resourses Inc.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

Unaudited

RainEarth Inc. (formerly Gold Rock Resourses Inc.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

Unaudited

RainEarth Inc. (formerly Gold Rock Resourses Inc.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

Unaudited

RainEarth Inc. (formerly Gold Rock Resourses Inc.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

Unaudited

RainEarth Inc. (formerly Gold Rock Resourses Inc.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

Unaudited

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

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At January 31, 2012, the Company had cash of $412 and negative working capital of $145,401. For the nine months ended January 31, 2012 and 2011, the Company had net losses of $46,944 and $40,764, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and achieve profitable operations through future business ventures. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Statements

The unaudited financial statements as of January 31, 2012 and for the three and nine months ended January 31, 2012 and 2011 and for the period March 14, 2006 (inception) to January 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2012 and the results of operations and cash flows for the periods ended January 31, 2012 and 2011.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine month periods ended January 31, 2012 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2012. The balance sheet at April 30, 2011 has been derived from the audited financial statements at that date.

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

RainEarth Inc. (formerly Gold Rock Resourses Inc.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

Unaudited

Note 3. Related Party Balances/Transactions

a) During the nine months ended January 31, 2012 and 2011, the Company recognized a total of $4,500 for donated services at $500 per month and $2,250 for donated rent at $250 per month provided by the President of the Company at no cost.

b) At January 31, 2012, the Company is indebted to a current director for $4,304 and to a former director of the Company for $45,021, which is non-interest bearing, unsecured and due on demand.

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

For the period March 14, 2006 (inception) to January 31, 2012, the Company did not receive or accrue any consulting services fees from Beijing RainEarth.

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

RainEarth Inc. (formerly Gold Rock Resourses Inc.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

Unaudited

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

RainEarth Inc. (formerly Gold Rock Resourses Inc.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

Unaudited

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

Note 8. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At January 31, 2012, the Company had a net operating loss carryforward of $245,411, which expires $18,050 in 2026, $21,490 in 2027, $25,510 in 2028, $41,358 in 2029, $58,513 in 2030, $40,296 in 2031 and $40,194 in 2032. Pursuant to Accounting Standards Codification (“ASC”) 740, “Income Taxes”, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss carryforward have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At January 31, 2012, the valuation allowance established against the deferred tax asset is $83,440.

The components of the net deferred tax asset and the amount of the valuation allowance are scheduled below:

	January 31, 2012	April 30, 2011
Net Losses From Inception	$938,286	$891,342
Less donated rent and services	(52,875)	(46,125)
Less amortization and impairment of investment in Beijing RainEarth	(640,000)	(640,000)
Net operating loss carryforward for tax purposes	245,411	205,217
Statutory Tax Rate	34%	34%
Deferred Tax Asset at 34%	83,440	69,774
Valuation Allowance	(83,440)	(69,774)
Net Deferred Tax Asset	$-	$-

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

RainEarth Inc. (formerly Gold Rock Resourses Inc.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

Unaudited