Form 10-Q/A
period 2012-01-31
RainEarth Inc.
filed 2012-05-02
CIK 1369140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

As of April 25, 2012 the Company has 52,000,000 shares of common stock issued and outstanding.

1

RainEarth Inc.

Form 10-Q for the period ended January 31, 2012

Item 1.   Financial Statements (Unaudited) and Supplementary Data.

RainEarth Inc.

(A Development Stage Company)

January 31, 2012 and 2011

Index to Financial Statements

Contents

Page(s)

Balance Sheets at January 31, 2012 and 2011

5

Statements of Operations for the Three and Nine Months Ended January 31, 2012 and 2011, and for the Period from March 14, 2006 (inception) through January 31, 2012   6

Statement of Stockholder’s Deficit for the Period from March 14, 2006 (Inception) through January 31, 2012

7

Statements of Cash Flows for the Nine Months  Ended  January 31, 2012 and 2011 and for the Period from March 14, 2006 (Inception) through January  31, 2012  8

Notes to the Financial Statements                                                                                                                                             9 - 22

RainEarth Inc. (formerly Gold Rock Resources Inc.)

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

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

RainEarth Inc. (formerly Gold Rock Resources Inc.)

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

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

Note 6.  Preferred Stock - Terms and Conditions

RainEarth Inc. (formerly Gold Rock Resources Inc.)

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

Unaudited

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

RainEarth Inc. (formerly Gold Rock Resources Inc.)

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

Unaudited

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

Results of Operations

For the Three Months ended January 31, 2012

Operating Revenues. Operating revenues for the three months ended January 31, 2012 and 2011 were both $0.

Operating Expenses. The Company's operating expenses totaled $9,027 for the quarter ended January 31, 2012, compared to $7,711 for the same quarter of 2011. The change was mainly caused by an increase in professional fees.

Net Loss. The Company has recorded a loss of $10,147 for the quarter ended October 31, 2011, compared to a loss of $27,167 for 2010. The difference was caused mainly by a decrease in professional fees.

For the Nine Months ended January 31, 2012

Operating Revenues. Operating revenues for the nine months ended January 31, 2012 and 2011 were both $0.

Operating Expenses. The Company's operating expenses totaled $46,944 for the nine months ended January 31, 2012, compared to $40,764 for the comparable period of 2011. The change was mainly caused by an increase in professional fees.

Net Loss. The Company has recorded a loss of $46,944 for the nine months ended January 31, 2012, compared to a loss of $40,764 for 2011. The difference was caused mainly by an increase in professional fees.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

Cash balances as of January 31, 2012 and April 30, 2011 were $412 and $346, respectively.

Net cash used for operating activities for the nine months ended January 31, 2012 and 2011 was $3,238 and $11,903, respectively.

Net cash provided by financing activities for the nine months ended January 31, 2012 and 2011 was $3,304 and $1,000, respectively.

As of January 31, 2012, our total assets were $412 and total liabilities were $145,813

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A- RISK FACTORS

There were no material changes to Risk Factors disclosed in this Form 10-Q for the quarter ended January 31, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this  25th day of April 25, 2012.

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

        (b)    *;

        (c)    Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d)    Disclosed in this report any change in the small business  issuer's internal control over financial reporting that occurred during the small business issuer's most recent  fiscal  quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)  The small business issuer's other certifying officer(s) and I have disclosed, based on our  most recent evaluation of internal control over financial reporting, to the small business  issuer's auditors and the audit committee of the small business issuer's board of directors (or  persons performing the equivalent functions):

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

RainEarth Inc.

April 25,2012	By:	/s/ Zhu, YongFu
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

        (b)    *;

        (c)    Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d)    Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business  issuer's auditors and the audit committee of the small business issuer's board of directors (or  persons performing the equivalent functions):

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

RainEarth Inc.

April 25,2012	By:	/s/ Yin, TianHui
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

                     18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Zhu, YongFu, President of RainEarth Inc. (formerly GOLD ROCK RESOURCES, INC.) certify pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of RainEarth Inc.

RainEarth Inc.

April 25, 2012	By:	/s/ Zhu, YongFu
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

                  18 U.S.C. SECTION 1350,

                     AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Yin, TianHui, Secretary of RainEarth Inc. (formerly GOLD ROCK RESOURCES, INC.), certify pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of RainEarth Inc.

RainEarth Inc.

April 25, 2012	By:	/s/ Yin, TianHui
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