Form 10-K
period 2012-04-30
RainEarth Inc.
filed 2013-01-17
CIK 1369140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED APRIL 30, 2012

Commission file number 000-52758

RAINEARTH INC.
(formerly GoldRock Resources, Inc.)
(Exact name of Company as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

A No.1 Building, ShangDu International Tower,
No.8 DongDaQiao Road, Beijing,
China 100020
(Address of principal executive offices, including zip code.)

1

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
Yes [   ]    No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 31, 2011;$265,200.

3

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

Our shares were traded on the Bulletin Board under the symbol “GRKR”, changed to “RNER” on May 21, 2009. A summary of trading by quarter for last two fiscal years is as follows:

	Bid Price (U.S. $)
	High	Low
Fiscal 2012
Quarter Ended April 30, 2012	0.006	$0.006
Quarter Ended January 31, 2012	0.010	0.010
Quarter Ended October 31, 2011	0.0051	0.0051
Quarter Ended July 31, 2011	$0.0032	$0.0032
Fiscal 2011
Quarter Ended April 30, 2011	0.008	$0.005
Quarter Ended January 31, 2011	0.005	0.005
Quarter Ended October 31, 2010	0.005	0.005
Quarter Ended July 31, 2010	$0.005	$0.005

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

Costs and Expenses

Total costs and expenses for the year ended April 30, 2012 increased to $63,092 from $49,296 for the same period in 2011. This increase in costs and expenses was due primarily to increased professional fees $53,918 in 2012 compared $40,067 in 2011.

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

As of April 30, 2012, our total assets were $377 consisting of cash, increased from $346 as of April 30, 2011. This change was due primarily to increased cash balance which is $377 as of April 30, 2012, compared to $346 as of April 30, 2011. As of April 30, 2012, our total liabilities were $159,676, increased from $105,553 as of April 30, 2011. This change was due primarily to increased accrued professional fees.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RainEarth Inc. (formerly Gold Rock Resources Inc.)

I have audited the accompanying balance sheets of RainEarth Inc. (the Company), a development stage company, as of April 30, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended April 30, 2012 and 2011 and for the period March 14, 2006 to April 30, 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RainEarth Inc., a development stage company, as of April 30, 2012 and 2011 and the results of its operations and its cash flows for the years ended April 30, 2012 and 2011 and for the period March 14, 2006 to April 30, 2012 in conformity with accounting principles generally accepted in the United States.

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

/s/Michael T. Studer CPA P.C.

Freeport, New York
January 16, 2013

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	April 30,	April 30,
	2012	2011

ASSETS
Current Assets
Cash	$377	$346
Total Current Assets	377	346
Investment in Beijing RainEarth Technology Co. Ltd.
(" Beijing RainEarth"), less accumulated impairment
and amortization of $640,000 and $64,000, respectively	—	—
Total Assets	$377	$346

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$110,351	$59,532
Due to related parties	49,325	46,021
Total current liabilities	159,676	105,553
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	—	—
Common stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 52,000,000 and 52,000,000 shares, respectively	520	520
Additional paid-in capital	794,615	785,615
Deficit accumulated during
the development stage	(954,434)	(891,342)
Total stockholders' equity (deficit)	(159,299)	(105,207)
Total Liabilities and Stockholders' Equity	$377	$346

See notes to financial statements.

F-1

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

	Year Ended April 30, 2012	Year Ended April 30, 2011	Cumulative during the development stage (March 14, 2006 to April 30, 2012)

Revenues	$—	$—	$—

Expenses
Impairment of investment in Beijing RainEarth	—	—	604,756
Amortization of investment in Beijing RainEarth	—	—	35,244
Donated rent	3,000	3,000	18,375
Donated services	6,000	6,000	36,750
General and administrative	174	229	44,554
Impairment of mineral claim acquisition costs	—	—	3,062
Professional fees	53,918	40,067	211,693
Total Costs and Expenses	63,092	49,296	954,434
Net Loss	$(63,092)	$(49,296)	$(954,434)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	52,000,000	52,000,000

See notes to financial statements.

F-2

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period March 14, 2006 (Inception) to April 30, 2012
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount
Common stock issued for cash
at a price of $0.000001 per share	10,000,000	$100	$(90)	$—	$10
Donated services and rent	—	—	1,125	—	1,125
Net loss	—	—	—	(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	1,035	(19,175)	(18,040)
Donated services and rent	—	—	9,000	—	9,000
Net loss	—	—	—	(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	10,035	(49,665)	(39,530)
Sale of shares in public
offering at $0.01 per share	10,000,000	100	99,900	—	100,000
Donated services and rent	—	—	9,000	—	9,000
Net loss	—	—	—	(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	200	118,935	(84,175)	34,960
Common stock issued in connection
with investment in Beijing RainEarth	32,000,000	320	639,680	—	640,000
Donated services and rent	—	—	9,000	—	9,000
Net loss	—	—	—	(53,602)	(53,602)
Balance, April 30, 2009	52,000,000	520	767,615	(137,777)	630,358
Donated services and rent	—	—	9,000	—	9,000
Net loss	—	—	—	(704,269)	(704,269)
Balance, April 30, 2010	52,000,000	520	776,615	(842,046)	(64,911)
Donated services and rent	—	—	9,000	—	9,000
Net loss	—	—	—	(49,296)	(49,296)
Balance, April 30, 2011	52,000,000	520	785,615	(891,342)	(105,207)
Donated services and rent	—	—	9,000	—	9,000
Net loss	—	—	—	(63,092)	(63,092)
Balance, April 30, 2012	52,000,000	$520	$794,615	$(954,434)	$(159,299)

See notes to financial statements.

F-3

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	Year Ended April 30, 2012	Year Ended April 30, 2011	Cumulative during the development stage (March 14, 2006 to April 30, 2012)

Cash Flows from Operating Activities
Net loss	$(63,092)	$(49,296)	$(954,434)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of investment in Beijing RainEarth	—	—	604,756
Amortization of investment in Beijing RainEarth	—	—	35,244
Impairment of mineral claim acquisition costs	—	—	3,062
Donated services	6,000	6,000	36,750
Donated rent	3,000	3,000	18,375
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	50,819	28,357	110,351
Net cash provided by (used for) operating activities	(3,273)	(11,939)	(145,896)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	—	—	(3,062)
Net cash provided by (used for) investing activities	—	—	(3,062)
Cash Flows from Financing Activities
Loans from related parties	3,304	1,000	49,325
Proceeds from sales of common stock	—	—	100,010
Net cash provided by (used for) financing activities	3,304	1,000	149,335

Increase (decrease) in cash	31	(10,939)	377

Cash, beginning of period	346	11,285	—

Cash, end of period	$377	$346	$377

Supplemental disclosures of cash flow information:
Interest paid	$—	—	—
Income taxes paid	$—	—	—
Non-Cash investing and financing activities:
Issuance of common stock in connection with
investment in Beijing RainEarth	$—	—	640,000
See notes to financial statements.

F-4

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the years ended April 30, 2012 and 2011

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

The financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At April 30, 2012, the Company had cash of $377 and negative working capital of $159,299. For the years ended April 30, 2012 and 2011, the Company had net losses of $63,092 and $49,296, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and achieve profitable operations through future business ventures. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

F-5

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the years ended April 30, 2012 and 2011

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

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, "Earnings per Share". ASC Topic 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive.

d)	Comprehensive Loss

ASC Topic 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended April 30, 2012 and 2011 and for the period March 14, 2006 (inception) to April 30, 2012, except for net loss, the Company had no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

F-5-1

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the years ended April 30, 2012 and 2011

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

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities and due to related party, approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are outside the United States which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

F-5-2

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the years ended April 30, 2012 and 2011

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

Note 3. Related Party Balances/Transactions

a) During the years ended April 30, 2012 and 2011, the Company recognized a total of $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by the President of the Company at no cost.

b) At April 30, 2012, the Company is indebted to a former director of the Company (who resigned September 4, 2008) for $45,021 and to a current director for $4,304. Both liabilities are non-interest bearing, unsecured and due on demand.

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

F-5-3

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the years ended April 30, 2012 and 2011

Note 5. Investment in Beijing RainEarth

The investment in Beijing RainEarth, net, consists of:

	April 30,	April 30,
	2012	2011
Fair value of 32,000,000 shares of RainEarth Inc.
Common Stock issued to designated party of Beijing
RainEarth pursuant to Business Cooperation Agreement
dated March 25, 2009	$ 640,000	$ 640,000
Accumulated amortization	(35,244)	(35,244)
Accumulated impairment	(604,756)	(604,756)
Net	$ -	$ -

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

F-5-4

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the years ended April 30, 2012 and 2011

For the years ended April 30, 2012 and 2011 and for the period March 14, 2006 (inception) to April 30, 2012, the Company did not receive or accrue any consulting services fees from Beijing RainEarth.

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

F-5-5

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the years ended April 30, 2012 and 2011

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

F-5-6

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the years ended April 30, 2012 and 2011

Note 8. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At April 30, 2012, the Company had a net operating loss carryforward of $259,309, which expires $18,050 in 2026, $21,490 in 2027, $25,510 in 2028, $41,358 in 2029, $58,513 in 2030, $40,296 in 2031 and $54,092 in 2032. Pursuant to Accounting Standards Codification (“ASC”) 740, “Income Taxes”, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss carryforward have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At April 30, 2012, the valuation allowance established against the deferred tax asset is $88,165.

The components of the net deferred tax asset and the amount of the valuation allowance are scheduled below:

	April 30, 2012	April 30, 2011
Net Losses From Inception	$954,434	$891,342
Less donated rent and services	(55,125)	(46,125)
Less amortization and impairment of investment in Beijing	(640,000)	(640,000)
Net operating loss carryforward for tax purposes	259,309	205,217
Statutory Tax Rate	34%	34%
Deferred Tax Asset at 34%	88,165	69,774
Valuation Allowance	(88,165)	(69,774)
Net Deferred Tax Asset	$-	$-

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

F-5-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the years ended April 30, 2012, 2011 and 2010 to each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

SUMMARY COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Zhu, YongFu	2012	0	0	0	0	0	0	0	0
President	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Yin, TianHui	2012	0	0	0	0	0	0	0	0
Secretary	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

We have not paid any salaries in 2012, and we do not anticipate paying any salaries at any time in 2013. We will not begin paying salaries until we have adequate funds to do so.

DIRECTOR COMPENSATION

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Zhu, YongFu	2012	0	0	0	0	0	0

Yin, TianHui	2012	0	0	0	0	0	0

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

Name and Address		Percentage of
Beneficial Ownership	Shares Owned	Shares Owned
Zhu, YongFu	0	0%
#41 Huan Chen Road, Xinjian Zhong Xue, Xinjian,
Jinyun, Zhejiang, P.R. China

Yin, TianHui	0	0%
5A-56, No.21 Building, WuYi Garden, TongZhou
District, Beijing, China
	32,000,000	61.5%
All Officers and Directors	0	0%
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

At April 30, 2012, the Company is indebted to a former director of the Company (who resigned September 4, 2008) for $45,021 and to a current director for $4,304. Both liabilities are non-interest bearing, unsecured and due on demand.

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

2012	$ 15,400	Michael T. Studer CPA
2011	$ 20,000	Michael T. Studer CPA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$ 0	Michael T. Studer CPA
2011	$ 0	Michael T. Studer CPA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$ 0	Michael T. Studer CPA
2011	$ 0	Michael T. Studer CPA

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$ 0	Michael T. Studer CPA
2011	$ 0	Michael T. Studer CPA

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of January, 2013.

RAINEARTH INC.

BY:	/s/ Zhu, YongFu
Zhu, YongFu, President, Principal Executive
Officer
BY:	/s/ Yin, TianHui
Yin, TianHui, Principal Financial Officer
and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zhu, YongFu	Director	January 17, 2013
Zhu, YongFu

/s/ Yin, TianHui	Director	January 17, 2013
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

23