Form 10-Q
period 2012-07-31
RainEarth Inc.
filed 2013-02-19
CIK 1369140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)  Yes ☒  No ☐

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The Registrant is a Shell company. Yes ☐  No ☒

As of February 15, 2013 the Company has 52,000,000 shares of common stock issued and outstanding.

2

RainEarth Inc.

Form 10-Q for the period ended July 31, 2012

Item 1. Financial Statements (Unaudited) and Supplementary Data.

RainEarth Inc.

(A Development Stage Company)

July 31, 2012 and 2011

4

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
	July 31,	April 30,
	2012	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$341	$377
Total Current Assets	341	377
Other assets	—	—
Total Assets	$341	$377

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$129,451	$110,351
Due to related parties	49,325	49,325
Total current liabilities	178,776	159,676
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	—	—
Common stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 52,000,000 and 52,000,000 shares, respectively	520	520
Committed to be issued: 2,600,000 and 0 shares, respectively	26	—
Additional paid-in capital	827,779	794,615
Deficit accumulated during
the development stage	(1,006,760)	(954,434)
Total stockholders' equity (deficit)	(178,435)	(159,299)
Total Liabilities and Stockholders' Equity	$341	$377

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended July 31, 2012	Three months ended July 31, 2011	Cumulative during the development stage (March 14, 2006 to July 31, 2012)
Revenues	$ -	$ -	$ -
Expenses
Impairment of investment in Beijing RainEarth	—	—	604,756
Amortization of investment in Beijing RainEarth	—	—	35,244
Donated rent	750	750	19,125
Donated services	1,500	1,500	38,250
General and administrative	536	61	45,090
Impairment of mineral claim acquisition costs	—	—	3,062
Professional fees	49,540	25,459	261,233
Total Costs and Expenses	52,326	27,770	1,006,760
Net Loss	$(52,326)	$(27,770)	$(1,006,760)
Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period March 14, 2006 (Inception) to July 31, 2012
(Expressed in US Dollars)

	Common Stock				Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Issued and Outstanding		Committed to be issued
	Shares	$0.00001 Par Value	Shares	$0.00001 Par Value

Common stock issued for cash
at a price of $0.000001 per share	10,000,000	$100	—	$—	$(90)	$—	$10
Donated services and rent	—	—	—	—	1,125	—	1,125
Net loss	—	—	—	—	—	(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	—	—	1,035	(19,175)	(18,040)
Donated services and rent	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	—	—	10,035	(49,665)	(39,530)
Sale of shares in public							—
offering at $0.01 per share	10,000,000	100	—	—	99,900	—	100,000
Donated services and rent	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	200	—	—	118,935	(84,175)	34,960
Common stock issued in connection							—
with investment in Beijing RainEarth	32,000,000	320	—	—	639,680	—	640,000
Donated services and rent	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	(53,602)	(53,602)
Balance, April 30, 2009	52,000,000	520	—	—	767,615	(137,777)	630,358
Donated services and rent	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	(704,269)	(704,269)
Balance, April 30, 2010	52,000,000	520	—	—	776,615	(842,046)	(64,911)
Donated services and rent	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	(49,296)	(49,296)
Balance, April 30, 2011	52,000,000	520	—	—	785,615	(891,342)	(105,207)
Donated services and rent	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	(63,092)	(63,092)
Balance, April 30, 2012	52,000,000	520	—	—	794,615	(954,434)	(159,299)

Unaudited:
Common stock committed to be issued
in connection with consulting agreement	—	—	2,600,000	26	30,914	—	30,940
Donated services and rent	—	—	—	—	2,250	—	2,250
Net loss	—	—	—	—	—	(52,326)	(52,326)
Balance, July 31, 2012	52,000,000	$520	2,600,000	$26	$827,779	$(1,006,760)	$(178,435)

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Three months ended July 31, 2012	Three months ended July 31, 2011	Cumulative during the development stage (March 14, 2006 to July 31, 2012)
Cash Flows from Operating Activities
Net loss	$(52,326)	$(27,770)	$(1,006,760)
Adjustments to reconcile net loss to net
cash used for operating activities:
Impairment of investment in Beijing RainEarth	—	—	604,756
Amortization of investment in Beijing RainEarth	—	—	35,244
Impairment of mineral claim acquisition costs	—	—	3,062
Donated services	1,500	1,500	38,250
Donated rent	750	750	19,125
Issuance of Common Stock for professional service	30,940	—	30,940
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	19,100	24,791	129,451
Net cash provided by (used for) operating activities	(36)	(729)	(145,932)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	—	—	(3,062)
Net cash provided by (used for) investing activities	—	—	(3,062)
Cash Flows from Financing Activities
Loans from related parties	—	889	49,325
Proceeds from sales of common stock	—	—	100,010
Net cash provided by (used for) financing activities	—	889	149,335
Increase (decrease) in cash	(36)	160	341
Cash, beginning of period	377	346	—
Cash, end of period	$341	$506	$341
Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
Non-Cash investing and financing activities:
Issuance of common stock in connection
with investment in Beijing RainEarth	$—	$—	$640,000
Common stock committed to be issued
in connection with consulting agreement	$30,940	$—	$30,940
See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For the periods ended July 31, 2012 and 2011

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

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At July 31, 2012, the Company had cash of $341 and negative working capital of $178,435. For the three months ended July 31, 2012 and 2011, the Company had net losses of $52,326 and $27,770, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and achieve profitable operations through future business ventures. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Statements

The unaudited financial statements as of July 31, 2012 and for the three months ended July 31, 2012 and 2011 and for the period from March 14, 2006 (inception) to July 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2012 and the results of operations and cash flows for the periods ended July 31, 2012 and 2011.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month periods ended July 31, 2012 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2013. The balance sheet at April 30, 2012 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended April 30, 2012 as included in our report on Form 10-K filed January 17, 2013.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For the periods ended July 31, 2012 and 2011

Note 3. Related Party Balances/Transactions

a) During the three months ended July 31, 2012 and 2011, the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President of the Company at no cost.

b) At July 31, 2012, the Company is indebted to a current director for $4,304 and to a former director of the Company (who resigned September 4, 2008) for $45,021. Both liabilities are non-interest bearing, unsecured and due on demand.

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

For the period March 14, 2006 (inception) to July 31, 2012, the Company did not receive or accrue any consulting services fees from Beijing RainEarth.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For the periods ended July 31, 2012 and 2011

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

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For the periods ended July 31, 2012 and 2011

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

Note 8. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At July 31, 2012, the Company had a net operating loss carryforward of $278,445, which expires $18,050 in 2026, $21,490 in 2027, $25,510 in 2028, $41,358 in 2029, $58,513 in 2030, $40,296 in 2031, $54,092 in 2032 and $19,136 in 2033. Pursuant to Accounting Standards Codification (“ASC”) 740, “Income Taxes”, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss carryforward have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At July 31, 2012, the valuation allowance established against the deferred tax asset is $94,671.

The components of the net deferred tax asset and the amount of the valuation allowance are scheduled below:

	July 31, 2012	April 30, 2012
Net Losses From Inception	$1,006,760	$954,434
Less stock-based compensation	(30,940)	-
Less donated rent and services	(57,375)	(55,125)
Less amortization and impairment of investment in Beijing RainEarth	(640,000)	(640,000)
Net operating loss carryforward for tax purposes	278,445	259,309
Statutory Tax Rate	34%	34%
Deferred Tax Asset at 34%	94,671	88,165
Valuation Allowance	(94,671)	(88,165)
Net Deferred Tax Asset	$-	$-

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For the periods ended July 31, 2012 and 2011

Note 9. Commitments and Contingencies

Effective May 1, 2012, the Company entered into a Consultancy Services Agreement with Presidents Corporate Group Corp.(“PCG”). The agreement provides for PCG to administer day-to day activities of the Company for a term of three years ending April 30, 2015. The agreement provides for compensation to PCG at a rate of $5,000 per month and the issuance of shares of Company common stock to PCG each quarter end equal to 5% of the issued and outstanding shares of Company Common Stock at each quarter end. For the three months ended July 31, 2012, professional fees included accrued amounts due PCG of $45,940 ($15,000 cash compensation due to PCG plus $30,940 fair value of 2,600,000 shares of Company Common Stock at July 31, 2012 committed to be issued to PCG).

Note 10. Subsequent Event

On October 3, 2012, the Company reduced its then $51,132 balance due its independent registered public accounting firm Michael T. Studer CPA P.C. (“Studer”) to $15,400 as a result of the payment of $5,000 cash to Studer and an agreed reduction of $30,732. The $30,732 will be reflected as a reduction of professional fees in the statement of operations for the three months ended October 31, 2012.

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

Results of Operations

For the Three Months ended July 31, 2012

Operating Revenues. Operating revenues for the three months ended July 31, 2012 and 2011 were both $Nil.

Operating Expenses. The Company's operating expenses totaled $52,326 for the quarter ended July 31, 2012, compared to $27,770 for the same quarter of 2011. The change was mainly caused by an increase in professional fees.

Net Loss. The Company has recorded a loss of $52,326 for the quarter ended July 31, 2012, compared to a loss of $27,770 for 2011. The difference was caused mainly by an increase in professional fees.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

Cash balances as of July 31, 2012 and April 30, 2012 were $341 and $377, respectively.

Net cash used for operating activities for the three months ended July 31, 2012 and 2011 was $36 and $726, respectively.

Net cash provided by financing activities for the three months ended July 31, 2012 and 2011 was $Nil and $Nil, respectively.

As of July 31, 2012, our total assets were $341 and total liabilities were $178,776.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A- RISK FACTORS

There were no material changes to Risk Factors disclosed in this Form 10-Q for the quarter ended July 31, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this  19th day of February, 2013.

RainEarth Inc.
(the "Registrant")

BY:	/s/ YongFu Zhu
YongFu Zhu, President, Principal Executive Officer

BY:	/s/ TianHui Yin
TianHui Yin, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer

