Form 10-Q
period 2012-10-31
RainEarth Inc.
filed 2013-03-05
CIK 1369140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

1

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

As of March 5, 2013 the Company has 52,000,000 shares of common stock issued and outstanding.

2

RainEarth Inc.

Form 10-Q for the period ended October 31, 2012

Item 1. Financial Statements (Unaudited) and Supplementary Data.

RainEarth Inc.

(A Development Stage Company)

October 31, 2012 and 2011

Index to Financial Statements

Contents	Page

Balance Sheets at October 31, 2012 and 2011	5

Statements of Operations for the Three and Six Months Ended October 31, 2012 and 2011, and for the Period from March 14, 2006 (inception) through October 31, 2012	6

Statement of Stockholders’ Deficit for the Period from March 14, 2006 (Inception) through October 31, 2012	7

Statements of Cash Flows for the Three and Six Months Ended October 31, 2012 and 2011 and for the Period from March 14, 2006 (Inception) through October 31, 2012	8

Notes to the Financial Statements	9 - 13

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	October 31,	April 30,
	2012	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$15	$377
Total Current Assets	15	377
Other assets	—	—
Total Assets	$15	$377

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$116,397	$110,351
Due to related parties	49,325	49,325
Loan payable	5,500	—
Total current liabilities	171,222	159,676
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	—	—
Common stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 52,000,000 and 52,000,000 shares, respectively	520	520
Committed to be issued: 5,200,000 and 0 shares, respectively	52	—
Additional paid-in capital	851,843	794,615
Deficit accumulated during
the development stage	(1,023,622)	(954,434
Total stockholders' equity (deficit)	(171,207)	(159,299
Total Liabilities and Stockholders' Equity	$15	$377

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended October 31, 2012	Three months ended October 31, 2011	Six months ended October 31, 2012	Six months ended October 31, 2011	Cumulative during the development stage (March 14, 2006 to October 31, 2012)
Revenues	$-	$-	$-	$-	$-

Expenses
Impairment of investment in Beijing RainEarth	-	-	-	-	604,756
Amortization of investment in Beijing RainEarth	-	-	-	-	35,244
Donated rent	750	750	1,500	1,500	19,875
Donated services	1,500	1,500	3,000	3,000	39,750
General and administrative	4,572	36	5,108	97	49,662
Impairment of mineral claim acquisition costs	-	-	-	-	3,062
Professional fees	10,040	7,861	59,580	33,320	271,273
Total Costs and Expenses	16,862	10,147	69,188	37,917	1,023,622
Net Loss	$(16,862)	$(10,147)	$(69,188)	$(37,917)	$(1,023,622)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period March 14, 2006 (Inception) to October 31, 2012
(Expressed in US Dollars)

	$0.00001 Par Value	Committed to be issued Shares	Committed to be issued $0.00001 Par Value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Common stock issued for cash
at a price of $0.000001 per share	100	—	$—	$(90)	$—	$10
Donated services and rent	—	—	—	1,125	—	1,125
Net loss	—	—	—	—	(19,175)	(19,175)
Balance, April 30, 2006	100	—	—	1,035	(19,175)	(18,040)
Donated services and rent	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	(30,490)	(30,490)
Balance, April 30, 2007	100	—	—	10,035	(49,665)	(39,530)
Sale of shares in public	—
offering at $0.01 per share	100	—	—	99,900	—	100,000
Donated services and rent	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	(34,510)	(34,510)
Balance, April 30, 2008	200	—	—	118,935	(84,175)	34,960
Common stock issued in connection	—
with investment in Beijing RainEarth	320	—	—	639,680	—	640,000
Donated services and rent	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	(53,602)	(53,602)
Balance, April 30, 2009	520	—	—	767,615	(137,777)	630,358
Donated services and rent	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	(704,269)	(704,269)
Balance, April 30, 2010	520	—	—	776,615	(842,046)	(64,911)
Donated services and rent	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	(49,296)	(49,296)
Balance, April 30, 2011	520	—	—	785,615	(891,342)	(105,207)
Donated services and rent	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	(63,092)	(63,092)
Balance, April 30, 2012	520	—	—	794,615	(954,434)	(159,299)
Unaudited:
Common stock committed to be issued
in connection with consulting agreement	—	5,200,000	52	52,728	—	52,780
Donated services and rent	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	(69,188)	(69,188)
Balance, October 31, 2012	520	5,200,000	$52	$851,843	$(1,023,622)	$(171,207)

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Six months ended October 31, 2012	Six months ended October 31, 2011	Cumulative during the development stage (March 14, 2006 to October 31, 2012)
Cash Flows from Operating Activities
Net loss	$(69,188)	$(37,917)	$(1,023,622)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of investment in Beijing RainEarth	—	—	604,756
Amortization of investment in Beijing RainEarth	—	—	35,244
Impairment of mineral claim acquisition costs	—	—	3,062
Donated services	3,000	3,000	39,750
Donated rent	1,500	1,500	19,875
Issuance of Common Stock for professional service	52,780	—	52,780
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	6,046	31,435	116,397
Net cash provided by (used for) operating activities	(5,862)	(1,982)	(151,758)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	—	—	(3,062)
Net cash provided by (used for) investing activities	—	—	(3,062)
Cash Flows from Financing Activities
Loans from related parties	—	2,089	49,325
Proceeds from loans	5,500	—	5,500
Proceeds from sales of common stock	—	—	100,010
Net cash provided by (used for) financing activities	5,500	2,089	154,835
Increase (decrease) in cash	(362)	107	15
Cash, beginning of period	377	346	—
Cash, end of period	$15	$453	$15
Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
Non-Cash investing and financing activities:
Issuance of common stock in connection with
investment in Beijing RainEarth	$—	$—	$640,000
Common stock committed to be issued
in connection with consulting agreement	$52,780	$—	$52,780

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For the periods ended October 31, 2012 and 2011

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

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At October 31, 2012, the Company had cash of $15 and negative working capital of $171,207. For the six months ended October 31, 2012 and 2011, the Company had net losses of $69,188 and $37,917, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and achieve profitable operations through future business ventures. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Statements

The unaudited financial statements as of October 31, 2012 and for the three and six months ended October 31, 2012 and 2011 and for the period from March 14, 2006 (inception) to October 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2012 and the results of operations and cash flows for the periods ended October 31, 2012 and 2011.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six month periods ended October 31, 2012 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2013. The balance sheet at April 30, 2012 has been derived from the audited financial statements at that date.

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
For the periods ended October 31, 2012 and 2011

Note 3. Related Party Balances/Transactions

a) During the six months ended October 31, 2012 and 2011, the Company recognized a total of $3,000 (2011 - $3,000) for donated services at $500 per month and $1,500 for donated rent at $250 per month provided by the President of the Company at no cost.

b) At October 31, 2012, the Company is indebted to a current director for $4,304 and to a former director of the Company (who resigned September 4, 2008) for $45,021. Both liabilities are non-interest bearing, unsecured and due on demand.

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

For the period March 14, 2006 (inception) to October 31, 2012, the Company did not receive or accrue any consulting services fees from Beijing RainEarth.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For the periods ended October 31, 2012 and 2011

Note 6. Accounts payable and Accrued Liabilities.

Accounts payable and accrued liabilities consist of:

	October 31, 2012	April 30, 2012
Presidents Corporate Group Corp. (“PCG”) (Note 11)	$35,246	$1,000
Above the Best Consulting	64,549	57,349
Michael T. Studer CPA P.C.	15,732	51,132
Other	870	870
Total	$116,397	$110,351

On October 3, 2012, the Company reduced its then $51,132 balance due its independent registered public accounting firm Michael T. Studer CPA P.C. (“Studer”) to $15,732 as a result of the payment of $5,000 cash to Studer and an agreed reduction of $30,400. The $30,400 has been reflected as a reduction of professional fees in the statement of operations for the three months ended October 31, 2012.

Note 7. Loan Payable

Loan payable as at October 31, 2012 is $5,500 (April 30, 2012 - $0) owing to a company owned by an office of PCG. The loan is unsecured, non-interest bearing and has no fixed terms of repayment.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For the periods ended October 31, 2012 and 2011

Note 8. Preferred Stock - Terms and Conditions

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
For the periods ended October 31, 2012 and 2011

Note 9. Public Offering

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

Note 10. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At October 31, 2012, the Company had a net operating loss carryforward of $271,217, which expires $18,050 in 2026, $21,490 in 2027, $25,510 in 2028, $41,358 in 2029, $58,513 in 2030, $40,296 in 2031, $54,092 in 2032 and $11,908 in 2033. Pursuant to Accounting Standards Codification (“ASC”) 740, “Income Taxes”, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss carryforward have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At October 31, 2012, the valuation allowance established against the deferred tax asset is $92,214.

The components of the net deferred tax asset and the amount of the valuation allowance are scheduled below:

	October 31, 2012	April 30, 2012
Net Losses From Inception	$1,023,622	$954,434
Less stock-based compensation	(52,780)	-
Less donated rent and services	(59,625)	(55,125)
Less amortization and impairment of investment in Beijing RainEarth	(640,000)	(640,000)
Net operating loss carryforward for tax purposes	271,217	259,309
Statutory Tax Rate	34%	34%
Deferred Tax Asset at 34%	92,214	88,165
Valuation Allowance	(92,214)	(88,165)
Net Deferred Tax Asset	$-	$-

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For the periods ended October 31, 2012 and 2011

Note 11. Commitments and Contingencies

Effective May 1, 2012, the Company entered into a Consultancy Services Agreement with PCG. The agreement provides for PCG to administer day-to day activities of the Company for a term of three years ending April 30, 2015. The agreement provides for compensation to PCG at a rate of $5,000 per month and the issuance of shares of Company common stock to PCG each quarter end equal to 5% of the issued and outstanding shares of Company Common Stock at each quarter end. For the six months ended October 31, 2012, professional fees included accrued amounts due PCG of $82,780 ($30,000 cash compensation due to PCG plus $30,940 fair value of 2,600,000 shares of Company Common Stock at July 31, 2012 committed to be issued to PCG plus $21,840 fair value of 2,600,000 shares of Company Common Stock at October 31, 2012 committed to be issued to PCG).

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

Based on the recommendation from the geologist consultant, the Company started to look for other business opportunities. On March 25, 2009, the Company and Beijing RainEarth Technology Co. Ltd., a company organized and existing under the laws of the People's Republic of China (“China RainEarth”), entered into a Business Cooperation Agreement (the “Agreement”) for a term of twenty years. The purpose of the Agreement was to jointly conduct a Hollow Fiber Membrane Materials’ application and manufacturing business in China.

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

Results of Operations

For the Three Months ended October 31, 2012

Operating Revenues. Operating revenues for the three months ended October 31, 2012 and 2011 were both $0.

Operating Expenses. The Company's operating expenses totaled $16,862 for the quarter ended October 31, 2012, compared to $10,147 for the same quarter of 2011. The change was mainly caused by an increase in professional fees and General and administrative expense.

Net Loss. The Company has recorded a loss of $16,862 for the quarter ended October 31, 2012, compared to a loss of $10,147 for the same period of 2011. The change was mainly caused by an increase in professional fees and General and administrative expense.

For the Six Months ended October 31, 2012

Operating Revenues. Operating revenues for the three months ended October 31, 2012 and 2011 were both $0.

Operating Expenses. The Company's operating expenses totaled $69,188 for the quarter ended October 31, 2012, compared to $37,917 for the same quarter of 2011. The change was mainly caused by an increase in professional fees and General and administrative expense.

Net Loss. The Company has recorded a loss of $69,188 for the quarter ended October 31, 2012, compared to a loss of $37,917 for the same period of 2011. The change was mainly caused by an increase in professional fees and General and administrative expense.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

Cash balances as of October 31, 2012 and April 30, 2012 were $15 and $377, respectively.

Net cash used for operating activities for the six months ended October 31, 2012 and 2011 was $5,862 and $1,982, respectively.

Net cash provided by financing activities for the six months ended October 31, 2012 and 2011 was $5,500 and $2,089, respectively.

As of October 31, 2012, our total assets were $15 and total liabilities were $171,222.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months ended October 31, 2012, the Company committed to issue Presidents Corporate Group Corp. a total of 5,200,000 shares of Company Common Stock pursuant to a Consulting Service Agreement effective May 1, 2012. See Note 11 to financial statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this  5th day of March, 2013.

RainEarth Inc.
(the "Registrant")

BY:	/s/ YongFu Zhu
YongFu Zhu, President, Principal Executive Officer

BY:	/s/ TianHui Yin
TianHui Yin, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer

