Form 10-Q
period 2013-01-31
RainEarth Inc.
filed 2013-03-15
CIK 1369140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Exchange Act)   Yes ☐  No ☒

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

As of March 15, 2013 the Company has 52,000,000 shares of common stock issued and outstanding.

2

RainEarth Inc.

Form 10-Q for the period ended January 31, 2013

RainEarth Inc.

(A Development Stage Company)

October 31, 2012 and 2011

Index to Financial Statements

Contents	Page

Balance Sheets at January 31, 2013 and April 30, 2012	5

Statements of Operations for the Three and Nine Months Ended January 31, 2013 and 2012, and for the Period from March 14, 2006 (inception) through January 31, 2013	6

Statement of Stockholders’ Deficit for the Period from March 14, 2006 (Inception) through January 31, 2013	7

Statements of Cash Flows for the Three and Nine Months Ended January 31, 2013 and 2012 and for the Period from March 14, 2006 (Inception) through January 31, 2013	8

Notes to the Financial Statements	9 - 14

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	January 31,	April 30,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$222	$377
Total Current Assets	222	377
Other assets	—	—
Total Assets	$222	$377

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$133,643	$110,351
Due to related parties	49,325	49,325
Loan payable	8,100	—
Total current liabilities	191,068	159,676
Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 0 and 0 shares, respectively	—	—
Common stock, $0.00001 par value; authorized 1,000,000,000 shares, Issued and outstanding: 52,000,000 and 52,000,000 shares, respectively	520	520
Committed to be issued: 7,800,000 and 0 shares, respectively	78	—
Additional paid-in capital	880,067	794,615
Deficit accumulated during the development stage	(1,071,511)	(954,434)
Total stockholders' equity (deficit)	(190,846)	(159,299)
Total Liabilities and Stockholders' Equity	$222	$377

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended January 31, 2013	Three months ended January 31, 2012	Nine months ended January 31, 2013	Nine months ended January 31, 2012	Cumulative during the development stage (March 14, 2006 to January 31, 2013)
Revenues	$-	$-	$-	$-	$-

Expenses
Impairment of investment in Beijing RainEarth	-	-	-	-	604,756
Amortization of investment in Beijing RainEarth	-	-	-	-	35,244
Donated rent	750	750	2,250	2,250	20,625
Donated services	1,500	1,500	4,500	4,500	41,250
General and administrative	1,039	41	6,147	138	50,701
Impairment of mineral claim acquisition costs	-	-	-	-	3,062
Professional fees	44,600	6,736	104,180	40,056	315,873
Total Costs and Expenses	47,889	9,027	117,077	46,944	1,071,511
Net Loss	$(47,889)	$(9,027)	$(117,077)	$(46,944)	$(1,071,511)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	52,000,000	52,000,000	52,000,000	52,000,000

  See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period March 14, 2006 (Inception) to January 31, 2013
(Expressed in US Dollars)

	Common Stock				Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Issued and Outstanding		Committed to be issued
	Shares	$0.00001 Par Value	Shares	$0.00001 Par Value
Common stock issued for cash
at a price of $0.000001 per share	10,000,000	$100	—	$—	$(90)	$—	$10
Donated services and rent	—	—	—	—	1,125	—	1,125
Net loss	—	—	—	—	—	(19,175)	(19,175)
Balance, April 30, 2006	10,000,000	100	—	—	1,035	(19,175)	(18,040)
Donated services and rent	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	(30,490)	(30,490)
Balance, April 30, 2007	10,000,000	100	—	—	10,035	(49,665)	(39,530)
Sale of shares in public							—
offering at $0.01 per share	10,000,000	100	—	—	99,900	—	100,000
Donated services and rent	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	(34,510)	(34,510)
Balance, April 30, 2008	20,000,000	200	—	—	118,935	(84,175)	34,960
Common stock issued in connection							—
with investment in Beijing RainEarth	32,000,000	320	—	—	639,680	—	640,000
Donated services and rent	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	(53,602)	(53,602)
Balance, April 30, 2009	52,000,000	520	—	—	767,615	(137,777)	630,358
Donated services and rent	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	(704,269)	(704,269)
Balance, April 30, 2010	52,000,000	520	—	—	776,615	(842,046)	(64,911)
Donated services and rent	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	(49,296)	(49,296)
Balance, April 30, 2011	52,000,000	520	—	—	785,615	(891,342)	(105,207)
Donated services and rent	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	(63,092)	(63,092)
Balance, April 30, 2012	52,000,000	520	—	—	794,615	(954,434)	(159,299)

Unaudited:
Common stock committed to be issued
in connection with consulting agreement	—	—	7,800,000	78	78,702	—	78,780
Donated services and rent	—	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	—	(117,077)	(117,077)
Balance, January 31, 2013	52,000,000	$520	7,800,000	$78	$880,067	$(1,071,511)	$(190,846)

 See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Nine months ended January 31, 2013	Nine months ended January 31, 2012	Cumulative during the development stage (March 14, 2006 to January 31, 2013)

Cash Flows from Operating Activities
Net loss	$(117,077)	$(46,944)	$(1,071,511)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of investment in Beijing RainEarth	—	—	604,756
Amortization of investment in Beijing RainEarth	—	—	35,244
Impairment of mineral claim acquisition costs	—	—	3,062
Donated services	4,500	4,500	41,250
Donated rent	2,250	2,250	20,625
Common stock committed to be issued in connection with consulting agreement	78,780	—	78,780
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	23,292	36,956	133,643
Net cash provided by (used for) operating activities	(8,255)	(3,238)	(154,151)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	—	—	(3,062)
Net cash provided by (used for) investing activities	—	—	(3,062)
Cash Flows from Financing Activities
Loans from related parties	—	3,304	49,325
Proceeds from loan	8,100	—	8,100
Proceeds from sales of common stock	—	—	100,010
Net cash provided by (used for) financing activities	8,100	3,304	157,435

Increase (decrease) in cash	(155)	66	222

Cash, beginning of period	377	346	—

Cash (bank indebtedness), end of period	$222	$412	$222

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
Non-Cash investing and financing activities:
Issuance of common stock in connection with
investment in Beijing RainEarth	$—	$—	$640,000
Common stock committed to be issued
in connection with consulting agreement	$78,780	$—	$78,780

See notes to financial statements.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For the periods ended January 31, 2013 and 2012

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

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At January 31, 2013, the Company had cash of $222 and negative working capital of $190,846. For the nine months ended January 31, 2013 and 2012, the Company had net losses of $117,077 and $46,944, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and achieve profitable operations through future business ventures. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Statements

The unaudited financial statements as of January 31, 2013 and for the three and nine months ended January 31, 2013 and 2012 and for the period from March 14, 2006 (inception) to January 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2013 and the results of operations and cash flows for the periods ended January 31, 2013 and 2012.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine month periods ended January 31, 2013 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2013. The balance sheet at April 30, 2012 has been derived from the audited financial statements at that date.

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
For the periods ended January 31, 2013 and 2012

Note 3. Related Party Balances/Transactions

a) During the nine months ended January 31, 2013 and 2012, the Company recognized a total of $4,500 (2012 - $4,500) for donated services at $500 per month and $2,250 (2012 - $2,250) for donated rent at $250 per month provided by the President of the Company at no cost.

b) At January 31, 2013 and April 30, 2012, the Company was indebted to a current director for $4,304 and to a former director of the Company (who resigned September 4, 2008) for $45,021. Both liabilities are non-interest bearing, unsecured and due on demand.

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

For the period March 14, 2006 (inception) to January 31, 2013, the Company did not receive or accrue any consulting services fees from Beijing RainEarth.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For the periods ended January 31, 2013 and 2012

Note 6. Accounts payable and Accrued Liabilities.

Accounts payable and accrued liabilities consist of:

	January 31, 2013	April 30, 2012
Presidents Corporate Group Corp. (“PCG”) (Note 11)	$50,397	$1,000
Above the Best Consulting	68,149	57,349
Michael T. Studer CPA P.C.	13,232	51,132
Other	1,865	870
Total	$133,643	$110,351

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

Note 7. Loan Payable

Loan payable as at January 31, 2013 is $8,100 (April 30, 2012 - $0) owing to a company owned by an office of PCG. The loan is unsecured, non-interest bearing and has no fixed terms of repayment.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For the periods ended January 31, 2013 and 2012

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
For the periods ended January 31, 2013 and 2012

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

Note 10. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At January 31, 2013, the Company had a net operating loss carryforward of $290,856, which expires $18,050 in 2026, $21,490 in 2027, $25,510 in 2028, $41,358 in 2029, $58,513 in 2030, $40,296 in 2031, $54,092 in 2032 and $31,547 in 2033. Pursuant to Accounting Standards Codification (“ASC”) 740, “Income Taxes”, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss carryforward have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At January 31, 2013, the valuation allowance established against the deferred tax asset is $98,891.

The components of the net deferred tax asset and the amount of the valuation allowance are scheduled below:

	January 31, 2013	April 30, 2012
Net Losses From Inception	$1,071,511	$954,434
Less stock-based compensation	(78,780)	—
Less donated rent and services	(61,875)	(55,125)
Less amortization and impairment of investment in Beijing RainEarth	(640,000)	(640,000)
Net operating loss carryforward for tax purposes	290,856	259,309
Statutory Tax Rate	34%	34%
Deferred Tax Asset at 34%	98,891	88,165
Valuation Allowance	(98,891)	(88,165)
Net Deferred Tax Asset	$—	$—

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

RainEarth Inc. (formerly Gold Rock Resources Inc.)
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
For the periods ended January 31, 2013 and 2012

Note 11. Commitments and Contingencies

Effective May 1, 2012, the Company entered into a Consultancy Services Agreement with PCG. The agreement provides for PCG to administer day-to-day activities of the Company for a term of three years ending April 30, 2015. The agreement provides for compensation to PCG at a rate of $5,000 per month and the issuance of shares of Company common stock to PCG each quarter end equal to 5% of the issued and outstanding shares of Company Common Stock at each quarter end. For the nine months ended January 31, 2013, professional fees included accrued amounts due PCG of $123,780 ($45,000 cash compensation due to PCG plus $30,940 fair value of 2,600,000 shares of Company Common Stock at July 31, 2012 committed to be issued to PCG plus $21,840 fair value of 2,600,000 shares of Company Common Stock at October 31, 2012 committed to be issued to PCG plus $26,000 fair value of 2,600,000 shares of Company Common Stock at January 31, 2013 committed to be issued to PCG).

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

Results of Operations

For the Three Months ended January 31, 2013

Operating Revenues. Operating revenues for the three months ended January 31, 2013 and 2012 were both $0.

Operating Expenses. The Company's operating expenses totaled $47,889 for the quarter ended January 31, 2013, compared to $9,027 for the same quarter of 2012. The change was mainly caused by an increase in professional fees and General and administrative expense.

Net Loss. The Company has recorded a loss of $47,889 for the quarter ended January 31, 2013, compared to a loss of $9,027 for the same period of 2012. The change was mainly caused by an increase in professional fees and General and administrative expense.

For the Nine Months ended January 31, 2013

Operating Revenues. Operating revenues for the nine months ended January 31, 2013 and 2012 were both $0.

Operating Expenses. The Company's operating expenses totaled $117,077 for the nine months ended January 31, 2013, compared to $46,944 for the same nine months of 2012. The change was mainly caused by an increase in professional fees and General and administrative expense.

Net Loss. The Company has recorded a loss of $117,077 for the months ended January 31, 2013, compared to a loss of $46,944 for the same nine month period of 2012. The change was mainly caused by an increase in professional fees and General and administrative expense.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

Cash balances as of January 31, 2013 and April 30, 2012 were $222 and $377, respectively.

Net cash used for operating activities for the nine months ended January 31, 2013 and 2012 was $8,255 and $3,238, respectively.

Net cash provided by financing activities for the nine months ended January 31, 2013 and 2012 was $8,100 and $3,304, respectively.

As of January 31, 2013, our total assets were $222 and total liabilities were $191,068.

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

None.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended January 31, 2013, the Company committed to issue Presidents Corporate Group Corp. a total of 7,800,000 shares of Company Common Stock pursuant to a Consulting Service Agreement effective May 1, 2012. See Note 11 to financial statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this  15th day of March, 2013.

RainEarth Inc.
(the "Registrant")

BY:	/s/ YongFu Zhu
YongFu Zhu, President, Principal Executive Officer

BY:	/s/ TianHui Yin
TianHui Yin, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer

